Form 10-Q
period 1996-06-30
FIRST CITY LIQUIDATING TRUST
filed 1996-08-07
CIK 1013047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number:  0-20677

                          FIRSTCITY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

                   Texas                                 06-6414468
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

   1021 Main, Suite 2600, Houston, Texas                   77002
  (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (713) 651-7841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  (1) No
                                              -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1996, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.





- --------------------

   (1) FirstCity Liquidating Trust registered the Class B and Class C Beneficial Interests on a Registration Statement on Form 10 which was filed with the Securities and Exchange Commission on May 1, 1996, amended on July 10, 1996 and declared effective by operation of law on July 1,1996.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                         ----------------    ---------------
              Assets, at estimated fair value
              -------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $       24,043       $      11,260
Note receivable from FirstCity Financial Corporation  . . . . . . .                   -               2,000
Investment in FirstCity senior subordinated
       notes payable  . . . . . . . . . . . . . . . . . . . . . . .               1,023                   -
Trust assets, net . . . . . . . . . . . . . . . . . . . . . . . . .             139,064             193,204
                                                                         --------------       -------------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . .             164,130             206,464
                                                                         --------------       -------------

              Less liabilities at face or estimated amount
              --------------------------------------------
Estimated administrative claims . . . . . . . . . . . . . . . . . .                   -               3,486
Payables and accrued liabilities  . . . . . . . . . . . . . . . . .                 902               1,197
                                                                         --------------       -------------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . .                 902               4,683
                                                                         --------------       -------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . .                   -                   -

              Trust net asset value attributable to:
              --------------------------------------
Class "A" Certificate, held by FirstCity Financial Corporation  . .             111,776             162,245
Class "B" Certificate, 2,460,911 units outstanding  . . . . . . . .              51,452              39,536
Class "C" Certificate, 738,273 units outstanding  . . . . . . . . .                   -                   -
                                                                         --------------       -------------
       Total net asset value  . . . . . . . . . . . . . . . . . . .      $      163,228       $     201,781
                                                                         ==============       =============


                     CONSOLIDATED STATEMENTS OF INCOME AND
                   CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS          SIX MONTHS       INCEPTION TO
                                                         ENDED JUNE 30,       ENDED JUNE 30,      DECEMBER 31,
                                                              1996                 1996               1995
                                                         --------------       ---------------    -------------
Changes in fair value of trust assets . . . . . . .        $   10,576            $   25,899        $   33,548
Interest income on short-term investments . . . . .               147                   470               375
Interest expense  . . . . . . . . . . . . . . . . .               (96)                 (111)           (1,741)
Administrative expense  . . . . . . . . . . . . . .            (3,589)               (6,914)           (8,552)
                                                           ----------            ----------        ----------
       Net income . . . . . . . . . . . . . . . . .             7,038                19,344            23,630
                                                           ----------            ----------        ----------
Net asset value, beginning of period  . . . . . . .           158,368               201,781                 -
Contribution of net assets by First City
       Bancorporation of Texas, Inc.  . . . . . . .                 -                     -           182,872
Principal distribution on Class "A" Certificate . .            (1,000)              (54,345)                -
Interest distribution on Class "A" Certificate  . .            (1,178)               (3,552)           (4,721)
                                                           ----------            ----------        ----------
Net asset value, end of period  . . . . . . . . . .        $  163,228            $  163,228        $  201,781
                                                           ==========            ==========        ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                            SIX MONTHS         INCEPTION TO
                                                                          ENDED JUNE 30,        DECEMBER 31,
                                                                               1996                 1995
                                                                         ----------------      --------------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       19,344        $      23,630
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Changes in fair value of trust assets   . . . . . . . . . . . .           (25,899)             (33,548)
      Collections on trust assets, net of advances  . . . . . . . . .            80,016              107,371
      Purchase of Loss-Sharing assets   . . . . . . . . . . . . . . .                 -             (205,513)
      Decrease in other liabilities   . . . . . . . . . . . . . . . .            (3,781)              (9,319)
                                                                         --------------        -------------
         Net cash provided by (used in) operating activities  . . . .            69,680             (117,379)
                                                                         --------------        -------------

Cash flows from financing activities:
   Borrowings under notes payable to banks  . . . . . . . . . . . . .            19,800               73,000
   Payments of notes payable to banks   . . . . . . . . . . . . . . .           (19,800)             (73,000)
   Advance from FirstCity Financial Corporation   . . . . . . . . . .                 -                4,728
   Repayment of advance from FirstCity Financial Corporation  . . . .                 -               (4,728)
   Advance to FirstCity Financial Corporation   . . . . . . . . . . .                 -               (2,000)
   Repayment of advance to FirstCity Financial Corporation  . . . . .             2,000                    -
   Purchase of FirstCity senior subordinated notes  . . . . . . . . .            (4,000)                   -
   Redemption of FirstCity senior subordinated notes  . . . . . . . .             2,000                    -
   Capital contribution of First City Bancorporation
      of Texas, Inc.  . . . . . . . . . . . . . . . . . . . . . . . .                 -              135,360
   Interest and principal distribution on Class "A" Certificate   . .           (56,897)              (4,721)
                                                                         --------------        -------------

      Net cash provided by (used in) financing activities   . . . . .           (56,897)             128,639
                                                                         ---------------       -------------

   Net increase in cash   . . . . . . . . . . . . . . . . . . . . . .    $       12,783        $      11,260
   Cash, beginning of period  . . . . . . . . . . . . . . . . . . . .            11,260                    -
                                                                         --------------        -------------
   Cash, end of period  . . . . . . . . . . . . . . . . . . . . . . .    $       24,043        $      11,260
                                                                         ==============        =============
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest   . . . . . . . . . . . . . . . . . . . . . . . . .    $          111        $       1,741
                                                                         ==============        =============
      Non-cash financing activities:
         Non-cash net assets contributed by First City
            Bancorporation of Texas, Inc.   . . . . . . . . . . . . .    $            -        $      47,512
         Cancellation of FirstCity senior subordinated notes  . . . .            (1,000)                   -




See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 1996


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity Liquidating Trust's net assets in liquidation at June 30, 1996, and its changes in net asset value in liquidation and cash flows for the three month and six month periods ended June 30, 1996.

         For further information, see the Form 10/A of FirstCity Liquidating Trust.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                June 30, 1996                December 31, 1995
                                          --------------------------   ----------------------------
                                           Legal Claim    Estimated     Legal Claim or   Estimated
                                           or Assigned    Gross Cash       Assigned     Gross Cash
           Type of Asset                      Value         Flow            Value           Flow
- ----------------------------------        -------------  -----------   ---------------  -----------
Borrowers' obligation on
outstanding balance of:
   Performing loans                       $    120,754   $   113,677   $      139,705   $   134,381
   Nonperforming loans                          13,679         8,679          225,921        60,454
Receivable from the FDIC                        19,000        19,000           33,000        33,000
Real estate and other assets                    43,678        42,728           60,734        33,305
                                          ------------   -----------   --------------   -----------
   Total                                       197,111       184,084          459,360       261,140
                                          ------------   -----------   --------------   -----------
   Discount required to reflect trust
   assets at estimated fair value              (58,047)      (45,020)        (266,156)      (67,936)
                                          ------------   -----------   --------------   -----------
Trust assets, net                         $    139,064   $   139,064   $      193,204   $   193,204
                                          ============   ===========   ==============   ===========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At December 31, 1995 and June 30, 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

(C)      Senior Notes Payable to Banks

         The Trust had a revolving line of credit with two banks for borrowings of up to $100 million. In connection with the Loss-Sharing Settlement, $73 million was borrowed by the Trust and $27 million in letters of credit were issued in favor of the Loss-Sharing Banks. Payments reduced the outstanding balance to zero in November 1995. In the

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         first quarter of 1996, an amendment to the line of credit reduced the letters of credit to zero and established a term loan for borrowings up to $61 million. The term loan expires December 31, 1996, and can only be used for distributions on the Class A Certificate. In connection with the early redemptions of senior subordinated notes (see Note D), $19.8 million was borrowed in March 1996 (and repaid in early May) and $32.5 million was borrowed in July 1996. Substantially all trust assets were pledged to secure the loan.

(D)      Distribution Priorities

         Pursuant to the Senior Note Loan Agreement and the Liquidating Trust Agreement, the Trust is required to apply all proceeds from liquidation and disposition of trust assets first to payment of normal operating expenses, including a servicing fee to FirstCity, and unpaid administrative claims of the Debtor. Second, Trust proceeds are remitted to the senior lenders for payment of principal and interest (see Note C). Third, Trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of principal and interest, at an annual rate of 9%, on senior subordinated notes payable, an obligation of FirstCity; and cumulative quarterly cash dividends ($7.8 million accrued and undeclared at June 30, 1996) at the annual rate of $3.15 per share (on 2,460,911 shares) and redemption of nominal stated value of $51.7 million of FirstCity special preferred stock on September 30, 1998. In the first quarter of 1996, the Trust distributed $53.3 million to FirstCity for the early redemption of senior subordinated notes. In the second quarter of 1996, $1 million senior subordinated notes held by the Trust were cancelled. On July 26, 1996, the Trust distributed $52.3 million to FirstCity for early redemption of remaining senior subordinated notes.

         The fourth order of distribution is payments pursuant to employment agreements with certain former employees of the Debtor. Fifth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level. The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust achieves approximately $275 million of collections, another bonus payment of $750,000 after approximately $30 million of additional collections, and the payment of bonuses in the amount of 5% of all collections in excess of $305 million. The Pour-Over Level (approximately $126 million at June 30,
         1996) is the liquidation preference on July 3, 1995, of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         The ultimate amounts to be distributed to the holders of the A, B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash trust assets and contingent asset claims. The determination of the net asset value of the Trust in the accompanying consolidated statement of net assets is based upon estimates of future cash flows. The actual cash flows and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

(E)      Investment Management Agreement

         Pursuant to an investment management agreement, FirstCity manages the liquidation of trust assets and the Trust will pay FirstCity a 3% servicing fee on collections (as defined) up to a specified level of collections. Thereafter, the servicing fee percentage increases with additional levels of collections. Administrative expenses include $2.3 million in the six months ended June 30, 1996 and $3.1 million for the period from inception through December 31, 1995, for servicing fees.

(F)      Contingencies

         The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial condition, results of operations or liquidity of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 During the first six months of 1996, the estimated fair value of the Trust's assets increased by approximately $25.9 million ($10.6 million in the second quarter). Such increase in the net asset value of the Trust's assets is attributable to several factors, including loan recoveries that exceeded anticipated recoveries by approximately $1.4 million (none in the second quarter) and an increase in the estimated residual value of the dividend from the FDIC to the Trust, in the approximate amount of $3.5 million (none in the second quarter). Other factors which contributed to the enhancement of the net asset value of the Trust's assets, which are difficult to quantify, include
(i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

                 In the first six months of 1996, administrative expenses totaled $6.9 million ($3.6 million in the second quarter), of which $2.3 million ($1.1 million in the second quarter) was servicing fees paid to FirstCity.

                 Non-cash trust assets at June 30, 1996 and December 31, 1995 are comprised of the following (dollars in thousands):

                                                        JUNE 30, 1996                  DECEMBER 31, 1995
                                                 ---------------------------     ----------------------------
                                                 Legal Claim      Estimated       Legal Claim      Estimated
                                                 or Assigned      Gross Cash      or Assigned      Gross Cash
Type of Asset                                       Value            Flow            Value            Flow
- -------------                                    ------------     ----------     ------------     -----------
Borrowers' obligation on
   outstanding balance of:
   Performing loans   . . . . . . . . . . .      $    120,754     $  113,677     $    139,705     $   134,381
   Nonperforming loans    . . . . . . . . .            13,679          8,679          225,921          60,454
Receivable from the FDIC  . . . . . . . . .            19,000         19,000           33,000          33,000
Real estate and other assets  . . . . . . .            43,678         42,728           60,734          33,305
                                                 ------------     ----------     ------------     -----------
   Total    . . . . . . . . . . . . . . . .           197,111        184,084          459,360         261,140
                                                 ------------     ----------     ------------     -----------

   Discount required to reflect
       trust assets at estimated fair
       value  . . . . . . . . . . . . . . .           (58,047)       (45,020)        (266,156)        (67,936)
                                                 ------------     ----------     ------------     -----------

Trust assets, net   . . . . . . . . . . . .      $    139,064     $  139,064     $    193,204     $   193,204
                                                 ============     ==========     ============     ===========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At December 31, 1995 and June 30, 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

         The Trust also holds certain contingent asset claims, such as claims against the former Directors and Officers of First City Bancorporation of Texas, Inc., claims under fidelity bonds, and judgments and deficiencies arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset value of the Trust was derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. (No value was assigned at June 30, 1996.) As a result, there can be no assurance that there will ever be any material collections realized from such contingent asset claims.

         At June 30, 1996, the net asset value attributable to the Class A Certificate (of which the sole holder is FirstCity) was $111.8 million, of which $52.3 million is allocated to redemption of senior subordinated notes (an obligation of FirstCity), $51.7 million is allocated to the nominal stated value of FirstCity's special preferred stock and $7.8 million is allocated to accrued, but undeclared, dividends on special preferred stock. The Trust distributed $3.6 million to FirstCity for payment of interest on senior subordinated notes in 1996 and $1 million of senior subordinated notes held by the Trust were cancelled. The Trust also distributed $53.3 million on March 29, 1996, and $52.3 million on July 26, 1996, for early redemption of senior subordinated notes, reducing the net asset value attributable to the Class A Certificate to $59.4 million (special preferred stock and accrued dividends). These distributions were made possible principally by $80.0 million in collections on trust assets in 1996. In connection with these early redemptions, the Trust borrowed $19.8 million (repaid in early May) and $32.5 million, respectively, under a loan agreement.

         The Class B Beneficial Interests were valued at $51.5 million at June
30.  Distributions to Class C Certificate holders are not ever expected.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 --    Financial Data Schedule.

(b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FLEET NATIONAL BANK, as Trustee



Date:  August 7, 1996                     /s/ Susan T. Keller
                                          --------------------------------------
                                          Name:  Susan T. Keller
                                               ---------------------------------
                                          Title:  Vice President
                                                --------------------------------

                                 Exhibit Index


Exhibit
  No.                 Description
- -------               -----------

27.1        --        Financial Data Schedule.