Form 10-Q
period 1996-09-30
FIRST CITY LIQUIDATING TRUST
filed 1996-11-14
CIK 1013047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number:  0-20677

                          FIRSTCITY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

                     Texas                                06-6414468
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification No.)

     1021 Main, Suite 2600, Houston, Texas                  77002
    (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (713) 651-7841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1996, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                               1996               1995
                                                                         --------------       -------------
              Assets, at estimated fair value
              -------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $       11,219       $      11,260
Note receivable from FirstCity Financial Corporation  . . . . . . .                   -               2,000
Trust assets, net     . . . . . . . . . . . . . . . . . . . . . . .              108,095            193,204
                                                                         ---------------      -------------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . .              119,314            206,464
                                                                         ---------------      -------------

              Less liabilities at face or estimated amount
              --------------------------------------------
Estimated administrative claims . . . . . . . . . . . . . . . . . .                   -               3,486
Payables and accrued liabilities  . . . . . . . . . . . . . . . . .                 976               1,197
                                                                         --------------       -------------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . .                 976               4,683
                                                                         --------------       -------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . .                   -                   -

              Trust net asset value attributable to:
              --------------------------------------
Class "A" Certificate, held by FirstCity Financial Corporation  . .              61,327             162,245
Class "B" Certificate, 2,460,911 units outstanding  . . . . . . . .              57,011              39,536
Class "C" Certificate, 738,273 units outstanding  . . . . . . . . .                   -                   -
                                                                         --------------       -------------
       Total net asset value  . . . . . . . . . . . . . . . . . . .      $      118,338       $     201,781
                                                                         ==============       =============


                     CONSOLIDATED STATEMENTS OF INCOME AND
                   CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS         INCEPTION TO       NINE MONTHS
                                                       ENDED SEPTEMBER 30,     SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             1996                  1995              1996
                                                          ----------            ----------        ---------
Changes in fair value of trust assets . . . . . . .       $   10,591            $   15,219       $   36,490
Interest income on short-term investments . . . . .              167                   181              637
Interest expense  . . . . . . . . . . . . . . . . .             (214)               (1,336)            (325)
Administrative expense  . . . . . . . . . . . . . .           (2,749)               (2,189)          (9,663)
                                                          ----------            ----------        ---------
       Net income . . . . . . . . . . . . . . . . .            7,795                11,875           27,139
                                                          ----------            ----------        ---------
Net asset value, beginning of period  . . . . . . .          163,228                     -          201,781
Contribution of net assets by First City
       Bancorporation of Texas, Inc.  . . . . . . .                -               182,872                -
Principal distribution on Class "A" Certificate . .          (52,345)                    -         (106,690)
Interest distribution on Class "A" Certificate  . .             (340)               (2,320)          (3,892)
                                                          ----------            ----------        ---------
Net asset value, end of period  . . . . . . . . . .       $  118,338            $  192,427        $ 118,338
                                                          ==========            ==========        =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                           NINE MONTHS         INCEPTION TO
                                                                       ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                                                               1996                 1995
                                                                         --------------        -------------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       27,139        $      11,875
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Changes in fair value of trust assets   . . . . . . . . . . . .           (36,490)             (15,219)
      Collections on trust assets, net of advances  . . . . . . . . .           121,599               50,298
      Purchase of Loss-Sharing assets   . . . . . . . . . . . . . . .                 -             (205,513)
      Decrease in other liabilities   . . . . . . . . . . . . . . . .            (3,707)              (1,896)
                                                                         --------------        -------------
         Net cash provided by (used in) operating activities  . . . .           108,541             (160,455)
                                                                         --------------        -------------

Cash flows from financing activities:
   Borrowings under notes payable to banks  . . . . . . . . . . . . .            52,300               73,000
   Payments of notes payable to banks   . . . . . . . . . . . . . . .           (52,300)             (33,000)
   Advance from FirstCity Financial Corporation   . . . . . . . . . .                 -                4,728
   Repayment of advance from FirstCity Financial Corporation  . . . .                 -               (4,728)
   Repayment of advance to FirstCity Financial Corporation  . . . . .             2,000                    -
   Purchase of FirstCity senior subordinated notes  . . . . . . . . .            (4,000)                   -
   Redemption of FirstCity senior subordinated notes  . . . . . . . .             3,000                    -
   Capital contribution of First City Bancorporation
      of Texas, Inc.  . . . . . . . . . . . . . . . . . . . . . . . .                 -              135,360
   Interest and principal distribution on Class "A" Certificate   . .          (109,582)              (2,320)
                                                                         --------------        -------------

      Net cash provided by (used in) financing activities   . . . . .          (108,582)             173,040
                                                                         --------------        -------------

   Net increase (decrease) in cash  . . . . . . . . . . . . . . . . .    $          (41)       $      12,585
   Cash, beginning of period  . . . . . . . . . . . . . . . . . . . .            11,260                    -
                                                                         --------------        -------------
   Cash, end of period  . . . . . . . . . . . . . . . . . . . . . . .    $       11,219        $      12,585
                                                                         ==============        =============
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest   . . . . . . . . . . . . . . . . . . . . . . . . .    $          325        $       1,031
                                                                         ==============        =============
      Non-cash financing activities:
         Non-cash net assets contributed by First City
            Bancorporation of Texas, Inc.   . . . . . . . . . . . . .    $            -        $      47,512
         Cancellation of FirstCity senior subordinated notes  . . . .            (1,000)                   -

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at September 30, 1996, and its changes in net asset value in liquidation and cash flows for the three month and nine month periods ended September 30, 1996 and for the period from inception (July 3, 1995) to September 30, 1995.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                              September 30, 1996             December 31, 1995
                                          --------------------------   ----------------------------
                                           Legal Claim    Estimated     Legal Claim or   Estimated
                                           or Assigned    Gross Cash       Assigned     Gross Cash
           Type of Asset                      Value         Flow            Value           Flow
           -------------                  -------------  -----------   ---------------  -----------
Borrowers' obligation on
 outstanding balance of:
   Performing loans                       $     70,786   $    76,763   $      139,705   $   134,381
   Nonperforming loans                          11,571         4,085          225,921        60,454
Receivable from the FDIC                        19,000        19,000           33,000        33,000
Real estate and other assets                    49,767        49,767           60,734        33,305
                                          ------------   -----------   --------------   -----------
   Total                                       151,124       149,615          459,360       261,140
                                          ------------   -----------   --------------   -----------
   Discount required to reflect trust
    assets at estimated fair value             (43,029)      (41,520)        (266,156)      (67,936)
                                          ------------   -----------   --------------   -----------
Trust assets, net                         $    108,095   $   108,095   $      193,204   $   193,204
                                          ============   ===========   ==============   ===========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At September 30, 1996 and December 31, 1995, the projected monthly cash flows were discounted at 11% to reflect the Trust's assets at estimated fair value.

(C)      Senior Notes Payable to Banks

         The Trust had a revolving line of credit with two banks for borrowings of up to $100 million. In connection with the Loss-Sharing Settlement, $73 million was borrowed by the Trust and $27 million in letters of credit were issued in favor of the Loss-Sharing Banks. Payments reduced the outstanding balance to zero in November 1995. In the first

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

         quarter of 1996, an amendment to the line of credit reduced the letters of credit to zero and established a term loan for borrowings up to $61 million. In connection with the early redemptions of senior subordinated notes (see Note D), $19.8 million was borrowed in March 1996 (repaid in May 1996) and $32.5 million was borrowed in July 1996 (repaid in September 1996). The term loan expired and no further borrowings are expected. Substantially all of the Trust's assets were pledged to secure the loan.

(D)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses, including a servicing fee to FirstCity Financial Corporation, a Delaware corporation ("FirstCity") and unpaid administrative claims of First City Bancorporation of Texas, Inc., a Delaware corporation (the "Debtor"). Second, Trust proceeds are remitted to the senior lenders for payment of principal and interest (see Note C). Third, Trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of (i) principal and interest on senior subordinated notes, (ii) cumulative quarterly cash dividends ($9.6 million accrued and undeclared at September 30, 1996) at the annual rate of $3.15 per share (on 2,460,911 shares) and (iii) redemption of nominal stated value of $51.7 million of FirstCity special preferred stock on September 30, 1998. In the first quarter of 1996, the Trust distributed $53.3 million to FirstCity for the early redemption of senior subordinated notes. In the second quarter of 1996, $1 million senior subordinated notes held by the Trust were cancelled. On July 26, 1996, the Trust distributed $52.3 million to FirstCity for early redemption of the remaining senior subordinated notes. In the fourth quarter of 1996, the Trust intends to distribute $9.6 million to First City to pay accrued dividends on special preferred stock.

         The fourth order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor. Fifth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust achieves approximately $275 million of net collections, the payment of another $750,000 after approximately $30 million of additional net collections and the payment of bonuses in the amount of 5% of all net collections in excess of $305 million.
         The Pour-Over Level (approximately $128 million at September 30, 1996) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

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

(E)      Investment Management Agreement

         Pursuant to an investment management agreement, FirstCity manages the liquidation of Trust assets and the Trust will pay FirstCity a 3% servicing fee on collections (as defined) up to a specified level of collections. Thereafter, the servicing fee percentage increases with additional levels of collections. Administrative expenses include $3.5 million in the nine months ended September 30, 1996 and $1.6 million for the period from inception through September 30, 1995 for servicing fees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 During the first nine months of 1996, the estimated fair value of the Trust's assets increased by approximately $36.5 million ($10.6 million in the third quarter). Such increase in the net asset value of the Trust's assets is attributable to several factors, including loan recoveries that exceeded anticipated recoveries by approximately $1.4 million (none in the third quarter) and an increase in the estimated residual value of the dividend from the Federal Deposit Insurance Corporation (the "FDIC") to the Trust, in the approximate amount of $3.5 million (none in the third quarter). Other factors which contributed to the enhancement of the net asset value of the Trust's assets, which are difficult to quantify, include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

                 In the first nine months of 1996, administrative expenses totaled $9.7 million ($2.7 million in the third quarter), of which $3.5 million ($1.3 million in the third quarter) was comprised of servicing fees paid to FirstCity.

                 Non-cash trust assets at September 30, 1996 and December 31, 1995 are comprised of the following (dollars in thousands):

                                                     September 30, 1996                December 31, 1995
                                                 ---------------------------     ----------------------------
                                                 Legal Claim      Estimated       Legal Claim      Estimated
                                                 or Assigned      Gross Cash      or Assigned      Gross Cash
Type of Asset                                       Value            Flow            Value            Flow
-------------                                    ------------     ----------     ------------     -----------
Borrowers' obligation on
   outstanding balance of:
   Performing loans   . . . . . . . . . . .      $     70,786     $   76,763     $    139,705     $   134,381
   Nonperforming loans    . . . . . . . . .            11,571          4,085          225,921          60,454
Receivable from the FDIC  . . . . . . . . .            19,000         19,000           33,000          33,000
Real estate and other assets  . . . . . . .            49,767         49,767           60,734          33,305
                                                 ------------     ----------     ------------     -----------
   Total    . . . . . . . . . . . . . . . .           151,124        149,615          459,360         261,140
                                                 ------------     ----------     ------------     -----------

   Discount required to reflect
       trust assets at estimated fair
       value  . . . . . . . . . . . . . . .           (43,029)       (41,520)        (266,156)        (67,936)
                                                 ------------     ----------     ------------     -----------

Trust assets, net   . . . . . . . . . . . .      $    108,095     $  108,095     $    193,204     $   193,204
                                                 ============     ==========     ============     ===========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At September 30, 1996 and December 31, 1995, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

         The Trust also holds certain contingent asset claims, such as claims against the former directors and officers of the Debtor, claims under fidelity bonds and judgments and deficiencies arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset value of the Trust was derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. (No value was assigned at September 30, 1996.) As a result, there can be no assurance that there will ever be any material collections realized from such contingent asset claims.

         At September 30, 1996, the net asset value attributable to the Class A Certificate (of which the sole holder is FirstCity) was $61.3 million, representing the $51.7 million nominal stated value of FirstCity's special preferred stock and $9.6 million of accrued, but undeclared, dividends on special preferred stock. In 1996, the Trust distributed $3.9 million to FirstCity for payment of interest on senior subordinated notes and cancelled $1 million of senior subordinated notes held by the Trust. The Trust also distributed $53.3 million on March 29, 1996, and $52.3 million on July 26, 1996, for early redemption of senior subordinated notes. These distributions were made possible principally by $122 million in collections on Trust assets in 1996. In connection with these early redemptions, the Trust borrowed $19.8 million (repaid in May 1996) and $32.5 million (repaid in September 1996), respectively, under a loan agreement.

         The Trust intends to distribute $9.6 million in the fourth quarter of 1996 to FirstCity for accrued dividends on special preferred stock. The Class B Beneficial Interests were valued at $57.0 million at September 30, 1996. Distributions to Class C Certificate holders are not ever expected.

PART II - OTHER INFORMATION


Item 5. Other Information.

         Pursuant to that certain Settlement Agreement dated as of June 22, 1994, as amended as of January 30, 1995 (the "Settlement Agreement"), by and among the FDIC, in its corporate capacity ("FDIC-Corporate"), the FDIC, in its capacity as receiver of each of certain banks (the "FDIC-Receivers") and the Debtor and its related entities (the "First City Parties"), the FDIC-Receivers were given the authority to, among other things, effect distributions of the Surplus (as defined in the Settlement Agreement) generated out of the First City Bank Receiverships (as defined in the Joint Plan of Reorganization for FirstCity, as modified) to the First City Parties and defend certain litigation and other disputed matters of the First City Parties, the FDIC-Receivers, FDIC-Corporate and/or certain other parties. FCLT Loans, L.P. is in the final stages of its negotiations of a conveyance and indemnification agreement (the "Agreement") with the FDIC, in both its corporate capacity and its capacity as a receiver, pursuant to which the FDIC-Receivers will make an early final cash distribution of the Surplus. The FDIC terminated the First City Bank Receiverships in November 1996. As a condition to the closing of the First City Bank Receiverships and the receipt of the final distribution of the Surplus, FCLT Loans, L.P. will be required, among other things, to provide indemnity until March 1999 to the FDIC-Receivers against any unknown claims or expenses in an aggregate amount up to $12 million. It is anticipated that such negotiations will be finalized, the Agreement will be executed and the final distribution of the Surplus in the approximate amount of $19.7 million ($2 million of which will be held in escrow by the FDIC until March 1999) will be made to FCLT Loans, L.P. by the end of November 1996.

         The amounts of items of income, gain, loss, and deduction to be allocated to each of the Class A, Class B, and Class C Certificate holders for the 1996 taxable year will be based, in part, on the amount of income earned by the assets in the Trust, including the assets held through partnerships, as well as the amount of gain or loss recognized on the sale of such assets. Because of significant contingencies remaining as to what income, gain or loss will be recognized, it is difficult to estimate at this time the amount of income, gain or loss that will be allocated to any Certificate holder (and consequently taken into account on such holder's own tax return). The Trust expects to report to the Certificate holders within three to four weeks the estimated amounts of income, gain or loss to be taken into account by the Certificate holders for 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         2.1* Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter 11 of the United States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern District of Texas, Dallas division on May 31, 1995.

         3.1* The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and Shawmut Bank Connecticut, National Association (now Fleet National Bank), as Trustee.

         4.1*       Form of Class B Certificate.

         4.2*       Form of Class C Certificate.

         10.1* Investment Management Agreement, dated as of July 3, 1995, by and between FirstCity, as Investment Manager, and the Trust.

         10.2* Employment Agreement, effective as of July 3, 1995, by and between FCLT Loans Asset Corp. and Robert W. Brown.

         10.3* Loan Agreement, dated as of July 11, 1995, among Loans, L.P., Fleet National Bank, as Agent and as Lender, and NationsBank of Texas, N.A., as Lender.

         10.4** Settlement Agreement, dated as of June 22, 1994, as amended as of January 30, 1995, by and among FDIC-Corporate, the FDIC-Receivers and the First City Parties.

         22.1*      Subsidiaries of the Trust.

         27.1 --    Financial Data Schedule.

         ----------------------------------
         * Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

         ** Filed as the exhibit indicated to the Registration Statement on Form
            10/A filed with the Securities and Exchange Commission on July 10, 1996 and incorporated herein by reference.

(b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLEET NATIONAL BANK, as Trustee



Date: November 14, 1996                 /s/ Susan T. Keller
                                        --------------------------------------
                                        Name:  Susan T. Keller
                                             ---------------------------------
                                        Title:  Vice President
                                              --------------------------------

                                 Exhibit Index


Exhibit
  No.                 Description
-------               -----------

27.1        --        Financial Data Schedule.