Form 10-K
period 1996-12-31
FIRST CITY LIQUIDATING TRUST
filed 1997-03-28
CIK 1013047

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number: 0-20677

                          FIRSTCITY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

                               Texas                                                     06-6414468
                 (State or other jurisdiction of                                     (I.R.S. Employer
                 incorporation or organization)                                      Identification No.)

               1021 Main, Suite 250, Houston, Texas                                          77002
               (Address of principal executive offices)                                    (Zip Code)

      Registrant's telephone number, including area code: (713) 651-7841 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                          Class B Beneficial Interests
                          Class C Beneficial Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

As of February 28, 1997, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

Documents incorporated by reference: None

                                     Part I

Item 1.  Business.

                 On July 3, 1995 (the "Effective Date"), the FirstCity Liquidating Trust (the "Trust") and certain other entities were established pursuant to and upon consummation of the Joint Plan of Reorganization, dated December 23, 1994, by First City Bancorporation of Texas, Inc., a Delaware corporation (the "Debtor"), Official Committee of Equity Security Holders (the "Equity Committee"), and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of Title 11 of the U.S. Code (the "Bankruptcy Code"), Case No. 392- 39474-HCA-11 (the "Plan"). The Plan was confirmed by order of the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") entered on May 31, 1995.

                 The Debtor was formed as a multi-bank holding company in 1988 for the purpose of reorganizing First City Bancorporation of Texas, Inc., a Texas corporation. Beginning in the summer of 1990, the financial condition of the Debtor began to deteriorate and worsened progressively throughout 1990 and 1991. On October 30, 1992, regulatory agencies closed the Debtor's banks. On October 31, 1992, certain of the Debtor's unsecured creditors filed an involuntary Chapter 11 bankruptcy petition against the Debtor in the Bankruptcy Court. On November 23, 1992, the Debtor consented to the entry of an order for relief against it under Chapter 11 of the Bankruptcy Code. Until July 3, 1995, the Debtor operated its remaining businesses and managed its property as debtor-in-possession.

                 The Plan was confirmed by the Bankruptcy Court by an order entered on May 31, 1995, and became effective on July 3, 1995. Pursuant to the Plan and an Agreement and Plan of Merger between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into the Debtor, with the Debtor as the surviving entity. Pursuant to the Merger, (i) the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of the Debtor pursuant to the Plan and (iii) the name of the corporation was changed to FirstCity Financial Corporation ("FirstCity"). As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued (i) 9% senior subordinated notes (the "senior subordinated notes") in the aggregate amount of $106.7 million (which were redeemed in 1996), (ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share and (iii) special preferred stock (the "special preferred stock") in the aggregate amount of $51.7 million to certain former security holders of the Debtor.

                 The Trust has not and, pursuant to the Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and Fleet National Bank, successor to Shawmut Bank Connecticut, National Association, as Trustee (the "Trust Agreement"), may not engage in the conduct of a trade or business apart from the liquidation of

Trust assets and the winding up of the affairs of the Debtor and its subsidiaries. Pursuant to Article VIII of the Trust Agreement, the Trust shall terminate upon the date which is three (3) years and six (6) months after the Effective Date; provided, however, that at least six (6) months prior to such termination, the Portfolio Committee (as defined herein) may, with the approval of the Bankruptcy Court, extend the term of the Trust if necessary to the liquidating purpose thereof. Multiple extensions, if approved by the Bankruptcy Court, are permissible, although the aggregate of all such extensions shall not exceed five (5) years so that, in any event, the Trust shall terminate no later than eight (8) years and six (6) months after the Effective Date.

                 Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than $20 million in cash which was contributed by the Debtor to FirstCity, were transferred to the Trust or to subsidiaries of the Trust. Such assets have been and will continue to be liquidated over the anticipated three- year life of the Trust pursuant to the terms of the Plan, the Trust Agreement and, until its termination pursuant to the Termination Agreement (as defined below), a servicing agreement between the Trust and FirstCity (the "Investment Management Agreement"). The non-cash assets of the Trust consist principally of performing and non-performing loans, income producing real estate and interests in real estate, and miscellaneous other assets and receivables (principally from the Federal Deposit Insurance Corporation (the "FDIC")) transferred to the Trust upon the consummation of the Plan.


                 In connection with the sale of the Debtor's banks by the FDIC to certain other banks (the "Loss-Sharing Banks"), the FDIC entered into certain agreements (the "Loss- Sharing Agreements") to guarantee certain recoveries on loans acquired by the Loss-Sharing Banks. On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets for approximately $206 million from the Loss-Sharing Banks (the "Loss-Sharing Settlement"). With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements. The Loss Sharing Settlement was significant to the Trust because it allowed the FDIC to eliminate the loss-sharing reserve that it had maintained to cover the FDIC's obligations under the loss-sharing guarantees, thereby eliminating the uncertainty of future reductions from the reserve and increasing the initial distribution to be made by the FDIC to the Trust.

                 In 1996, the FDIC closed the receiverships of the Debtor's banks (the "Receiverships") and distributed the surplus cash ($17.6 million on December 23, 1996) of the Receiverships to the Trust. In accordance with that certain Conveyance and Indemnification Agreement, dated December 23, 1996 (the "Conveyance and Indemnification Agreement"), the Trust will be required, among other things, to provide indemnity until March 31, 1999 to the FDIC against any known or unknown liabilities, obligations or actual expenses which may arise now or in the future associated with the Receiverships, in an aggregate amount up to $12 million.

                  On March 24, 1997, the Trust and FirstCity entered into a termination agreement, effective as of December 31, 1996 (the "Termination Agreement"), to terminate the Investment Management Agreement, which terminated substantially all of the rights, obligations and liabilities of FirstCity, the Trust and the Trust-owned affiliates under the Investment Management

Agreement. The Investment Management Agreement was terminated as the Trust decided it no longer required FirstCity to perform the servicing function provided for by this agreement and believed the Trust would benefit financially from the termination. In consideration of the termination of the Investment Management Agreement, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid.

Item 2.  Properties.

         The Trust does not have any material physical properties, except for such properties that are held for sale.

Item 3.  Legal Proceedings.

         The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                    Part II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         The Class A Certificate is held by FirstCity. Through December 31, 1996, the Trust had distributed $125 million to FirstCity as the sole Class A Certificate holder.

                 The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 1996, was 75 and 678, respectively. High and low bid prices, as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:


                                                                     Class B Beneficial Interests
                                                    ------------------------------------------------------------
                                                             1996                                  1995
                                                             ----                                 ------
                                                        Market Price                           Market Price
                                                    ----------------------                ----------------------
Quarter Ended                                         High          Low                   High             Low
-------------                                        -------     --------                ------          -------
March 31  . . . . . . . . . . .                      $ 17.75     $  15.13                    -                -
June 30 . . . . . . . . . . . .                        22.38        17.63                    -                -
September 30  (1) . . . . . . .                        23.75        22.38                $14.00          $  1.00
December 31 . . . . . . . . . .                        25.50        23.50                 15.75            12.00

                                                                     Class C Beneficial Interests
                                                    ------------------------------------------------------------
                                                             1996                                  1995
                                                             ----                                 ------
                                                        Market Price                           Market Price
                                                    ----------------------                ----------------------
Quarter Ended                                         High          Low                   High             Low
-------------                                        -------     --------                ------          -------
March 31  . . . . . . . . . . .                           -            -                     -                -
June 30 . . . . . . . . . . . .                      $   .01     $   .01                     -                -
September 30  (1) . . . . . . .                           -            -                 $  .01          $  .001
December 31   . . . . . . . . .                           -            -                    .01             .01

_____________________
       (1)     Beginning July 3, 1995


No distributions were made to Class B or Class C Certificate holders in 1996 and 1995.

The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses, including a servicing fee to FirstCity, and unpaid administrative claims of the Debtor. Second, Trust proceeds are remitted to the senior lenders for payment of principal and interest. Third, Trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of (i) principal and interest on senior subordinated notes, (ii) cumulative quarterly cash dividends ($1.9 million at December 31, 1996) at the annual rate of $3.15 per share (on 2,460,911 shares) and (iii) redemption of nominal stated value of $51.7 million of FirstCity special preferred stock on September 30, 1998. The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were cancelled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 and $1.9 million on January 15, 1997 for accrued dividends on special preferred stock. Subsequent to December 31, 1996, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase by FirstCity of its special preferred stock. As of March 24, 1997, the Trust has distributed approximately $8.3 million to FirstCity for the repurchase by FirstCity of approximately 354,000 shares of special preferred stock.

The fourth order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor. Fifth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust achieves approximately $275 million of net collections, the payment of another $750,000 after approximately $30 million of additional net collections, and the payment of bonuses in the amount of 5% of all net collections in excess of $305 million. The Pour-Over Level (approximately $130 million at December 31, 1996) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

Item 6.  Selected Financial Data.

                                                         Year Ended                    Inception to
                                                      December 31, 1996              December 31, 1995
                                                      -----------------              -----------------
                                                                    (Dollars in thousands)
Income  . . . . . . . . . . . . . . . . . . . .             $  53,014                         $33,923
Expenses  . . . . . . . . . . . . . . . . . . . .              13,249                          10,293
Net income  . . . . . . . . . . . . . . . . . . .              39,765                          23,630
Distributions on Class "A" Certificate  . . . . .             120,229                           4,721

At year end:

         Total assets . . . . . . . . . . . . . .             125,229                         206,464
         Class "A" Certificate  . . . . . . . . .              53,617                         162,245
         Class "B" Certificate  . . . . . . . . .              67,700                          39,536


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust since inception are summarized below (dollars in thousands):

                                                                             Year Ended         Inception to
                                                                            December  31,       December 31,
                                                                                 1996              1995
                                                                          ----------------     -------------
Changes in fair value of trust assets . . . . . . . . . . . . . . . .    $       52,219        $      33,548
Interest income on short-term investments . . . . . . . . . . . . . .               795                  375
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .              (325)              (1,741)
Administrative expense  . . . . . . . . . . . . . . . . . . . . . . .           (12,924)              (8,552)
                                                                          ----------------     -------------
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . .    $          39,765     $      23,630
                                                                          ================      ============

              The estimated fair value of the Trust's assets increased $52.2 million in 1996 (a full year of operation), as compared to $33.5 million in 1995 (the period July 3, 1995 through December 31, 1995), and was attributable to several factors, including settlement of a loan that resulted in the receipt of cash and real property valued approximately $8 million more than the value assigned to the loan, an $8 million settlement with insurance carriers of the Debtor's directors and officers, loan recoveries that exceeded anticipated recoveries by approximately $1.4 million and an increase in the estimated residual value of the Trust's receivable from the FDIC of $4.3 million. Other factors which contributed to the enhancement of the net asset value of the Trust's assets include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

              During 1995, the estimated fair value of the Trust's assets increased by $33.5 million. Several factors contributed to the significant increase in net asset value of the Trust's assets during the period July 3, 1995 (inception) through December 31, 1995. First in order of magnitude was the increase in value of certain assets of the Trust after their initial valuation, resulting from the subsequent occurrence of certain unforeseen or contingent events that enhanced the value of such assets by resolving various fundamental uncertainties that had a depressive effect on their initial valuations. The valuation of two of the Trust's assets is illustrative of how this factor operated to increase the net asset value of the Trust assets during the relevant period. One of the Trust's assets consists of two parcels of property and a related piece of litigation (the "REO Asset"). At the time of the initial valuation, the real property was valued at approximately $13 million and the related litigation, still actively contested at the time, was valued at only approximately $5 million, resulting in an aggregate value of approximately $18 million. Subsequently, the parties to the litigation entered into a settlement requiring payments to the Trust which effectively increased the aggregate value of the REO Asset to approximately $32 million, an increase of approximately $14 million over the original valuation. Another asset of the Trust is a large note on a building, the value of which is dependent on a certain lease (the "Lease"). As the Trust was uncertain whether the Lease could be renewed, the value initially assigned to the building and related note was only approximately $22 million. When the Lease was later renewed, and the uncertainty as to the value of the building and related note clarified, the year-end value of the note was increased to approximately $33 million, an increase of approximately $11 million over its initial valuation. The cases of the REO Asset and the building and related note account, in the aggregate, for approximately $25 million, or approximately 75%, of the increase in the net asset value of the Trust's assets in 1995. A second factor contributing to the sharp increase in the net asset value of the Trust was the discovery after the initial valuation of approximately $5 million in assets which were previously unknown to be held by the Trust. The addition of these assets accounts for another 15% of the increase in net asset value. Although it is not feasible to quantify their respective contributions to the remaining portion of the increase, the Trust believes that among the factors accounting for the residual component of the increase in net asset value are: (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the stimulating effect this had on the marketability of real estate; (ii) increased earnings from accelerated collections on certain assets; (iii) the increase in the estimated market value of the

Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases; and (iv) the enhanced value of certain assets as the Trust and the servicer's knowledge and understanding of the assets increased.

              Because of lower average debt levels of the Trust, more funds were available to invest short-term, resulting in interest income of $.8 million in 1996 compared with $.4 million in 1995. Interest expense in 1996 decreased to $.3 million from $1.7 million in 1995, as a result of repayment by November 1995 of $73 million borrowed by the Trust on July 3, 1995. In 1996, borrowings by the Trust to enable FirstCity to redeem early senior subordinated notes were outstanding only for a short period of time.

              Administrative expense totaled $12.9 million in 1996 as compared to $8.6 million in 1995 (the 1995 period was less than six months long). Servicing fees paid to FirstCity increased to $4.2 million in 1996 from $3.1 million in 1995. Professional fees totaled $3.6 million in 1996 as compared to $3.4 million (including administrative claims related to the Debtor) in 1995. Most of the remaining increase in 1996 was due to a full year of salaries and property expenses compared to less than six months in 1995. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid.

              At December 31, 1996, the net asset value attributable to the Class A Certificate (which is held by FirstCity) was $53.6 million, representing the $51.7 million nominal stated value of FirstCity's special preferred stock and $1.9 million of accrued dividends on special preferred stock. In 1996, the Trust distributed $3.9 million to FirstCity for payment of interest on senior subordinated notes. The Trust also distributed $105.7 million in 1996 for early redemption of senior subordinated notes and cancelled $1 million of senior subordinated notes held by the Trust. These distributions were made possible principally by $158 million in collections on Trust assets in 1996. In connection with the early redemption of senior subordinated notes, the Trust borrowed and repaid $52.3 million under a loan agreement.

              After the senior subordinated notes and related borrowings under a loan agreement were repaid, the Trust distributed $9.6 million in 1996 and $1.9 million on January 15, 1997, to FirstCity for accrued dividends on special preferred stock. Subsequent to December 31, 1996, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase by FirstCity of its special preferred stock. As of March 24, 1997, the Trust has distributed approximately $8.3 million to FirstCity for the repurchase by FirstCity of approximately 354,000 shares of special preferred stock. The Class B Beneficial Interests were valued at $67.7 million at December 31, 1996. Distributions to Class C Certificate holders are not anticipated.

              In 1996, the FDIC closed the Receiverships of the Debtor's banks and distributed the surplus cash of those Receiverships to the Trust. In accordance with the Conveyance and Indemnification Agreement, the Trust will be required, among other things, to provide indemnity until March 31, 1999 to the FDIC against any known or unknown liabilities, obligations or actual expenses which may arise now or in the future associated with the Receiverships, in an aggregate amount up to $12 million.

              On July 3, 1995, the Debtor contributed approximately $183 million in net assets to the Trust, of which $135 million was cash and cash equivalents. As discussed previously, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets for approximately $206 million from the Loss-Sharing Banks on July 12, 1995. In order to fund this transaction, the Trust used most of the cash contributed by the Debtor, borrowed $73 million under a line of credit with two banks and was advanced $4.7 million by FirstCity. In addition, letters of credit in the aggregate amount of $27 million were issued in favor of the Loss-Sharing Banks. These letters of credit were reduced to zero in 1996. Collections, net of advances, for 1995 totaled more than $107 million. As a result, the $4.7 million advance referenced above was repaid to FirstCity by August 1995, and the $73 million loan was repaid by November 1995.

              Non-cash trust assets at December 31, 1996 and 1995 are comprised of the following (dollars in thousands):

                                                                          December 31,
                                                                  -----------------------------
Estimated Gross Cash Flow by Type of Asset                             1996            1995
------------------------------------------                        -------------   -------------
Borrowers' obligation on outstanding balance of:
   Performing loans   . . . . . . . . . . .                       $      68,551     $ 134,381
   Nonperforming loans    . . . . . . . . .                               2,363        60,454
Receivable from the FDIC  . . . . . . . . .                               2,000        33,000
Real estate and other assets  . . . . . . .                              49,122        33,305
                                                                  -------------  ------------
   Total    . . . . . . . . . . . . . . . .                             122,036       261,140
                                                                  -------------  ------------

   Discount required to reflect trust assets at
        estimated fair value    . . . . . .                             (32,936)      (67,936)
                                                                  -------------  ------------

Trust assets, net   . . . . . . . . . . . .                       $      89,100  $    193,204
                                                                  =============  ============


                 For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At December 31, 1996 and 1995, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

                 At December 31, 1996, the Trust also holds certain claims, such as claims against the former directors and officers of the Debtor, claims under fidelity bonds and judgments and deficiencies arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset value of the Trust was derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. At December 31, 1996, such claims were valued at approximately $8 million.

Item 8.  Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                          -------------------------------------
                                                                                 1996               1995
                                                                          ---------------     ---------------
              Assets, at estimated fair value
              -------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $       36,129        $      11,260
Advance to FirstCity Financial Corporation  . . . . . . . . . . . . .                 -                2,000
Trust assets, net . . . . . . . . . . . . . . . . . . . . . . . . .              89,100              193,204
                                                                         --------------        -------------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . . .           125,229              206,464
                                                                         --------------        -------------

              Less liabilities at face or estimated amount
              --------------------------------------------
Estimated administrative claims . . . . . . . . . . . . . . . . . . .                 -                3,486
Payables and accrued liabilities  . . . . . . . . . . . . . . . . . .             3,912                1,197
                                                                         --------------        -------------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . .             3,912                4,683
                                                                         --------------        -------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . .                 -                    -

              Trust net asset value attributable to:
              --------------------------------------
Class "A" Certificate, held by FirstCity Financial Corporation  . . .            53,617              162,245
Class "B" Certificate, 2,460,911 units outstanding  . . . . . . . . .            67,700               39,536
Class "C" Certificate, 738,273 units outstanding  . . . . . . . . . .                 -                    -
                                                                         --------------        -------------
       Total net asset value  . . . . . . . . . . . . . . . . . . . .    $      121,317        $     201,781
                                                                         ==============        =============


                     CONSOLIDATED STATEMENTS OF INCOME AND
                   CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED            INCEPTION TO
                                                                          DECEMBER  31,          DECEMBER 31,
                                                                                 1996                 1995
                                                                        ---------------    -----------------
Changes in fair value of trust assets . . . . . . . . . . . . . . . .    $       52,219        $      33,548
Interest income on short-term investments . . . . . . . . . . . . . .               795                  375
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .              (325)              (1,741)
Administrative expense  . . . . . . . . . . . . . . . . . . . . . . .           (12,924)              (8,552)
                                                                        ---------------    -----------------
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . .            39,765               23,630
                                                                        ---------------    -----------------
Net asset value, beginning of period  . . . . . . . . . . . . . . . .           201,781                    -
Contribution of net assets by First City Bancorporation of
       Texas, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .                 -              182,872
Principal distribution on Class "A" Certificate . . . . . . . . . . .          (106,690)                   -
Interest distribution on Class "A" Certificate  . . . . . . . . . . .           (13,539)             (4,721)
                                                                        ---------------    -----------------
Net asset value, end of period  . . . . . . . . . . . . . . . . . . .    $      121,317        $     201,781
                                                                        ===============    =================

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          YEAR ENDED              INCEPTION TO
                                                                         DECEMBER  31,            DECEMBER 31,
                                                                            1996                      1995
                                                                      -----------------        ----------------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . $          39,765        $         23,630
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Changes in fair value of trust assets   . . . . . . . . . . . .           (52,219)                (33,548)
      Collections on trust assets, net of advances  . . . . . . . . .           158,323                 107,371
      Purchase of Loss-Sharing assets   . . . . . . . . . . . . . . .                 -                (205,513)
      Decrease in estimated administrative claims   . . . . . . . . .            (3,486)                (10,516)
      Increase in payables and accrued liabilities    . . . . . . . .               715                   1,197
                                                                      -----------------        ----------------
         Net cash provided by (used in) operating activities  . . . .           143,098                (117,379)
                                                                      -----------------        ----------------

Cash flows from investing activities:
   Advance to FirstCity Financial Corporation   . . . . . . . . . . .                 -                  (2,000)
   Repayment of advance to FirstCity Financial Corporation  . . . . .             2,000                       -
   Purchase of FirstCity senior subordinated notes  . . . . . . . . .            (4,000)                      -
   Redemption of FirstCity senior subordinated notes  . . . . . . . .             3,000                       -
                                                                      -----------------        ----------------
         Net cash provided by (used in) investing activities  . . . .             1,000                  (2,000)
                                                                      -----------------        ----------------

Cash flows from financing activities:
   Borrowings under notes payable to banks  . . . . . . . . . . . . .            52,300                  73,000
   Payments of notes payable to banks   . . . . . . . . . . . . . . .           (52,300)                (73,000)
   Advance from FirstCity Financial Corporation   . . . . . . . . . .                 -                   4,728
   Repayment of advance from FirstCity Financial Corporation  . . . .                 -                  (4,728)
   Capital contribution of First City Bancorporation
      of Texas, Inc.  . . . . . . . . . . . . . . . . . . . . . . . .                 -                 135,360
   Interest and principal distribution on Class "A" Certificate   . .          (119,229)                 (4,721)
                                                                      -----------------        ----------------

         Net cash provided by (used in) financing activities  . . . .          (119,229)                130,639
                                                                      -----------------        ----------------

   Net increase in cash   . . . . . . . . . . . . . . . . . . . . . . $          24,869        $         11,260
   Cash, beginning of period  . . . . . . . . . . . . . . . . . . . .            11,260                       -
                                                                      -----------------        ----------------
   Cash, end of period  . . . . . . . . . . . . . . . . . . . . . . . $          36,129        $         11,260
                                                                      =================        ================
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest   . . . . . . . . . . . . . . . . . . . . . . . . . $             325        $          1,741
                                                                      =================        ================
      Non-cash financing activities:
         Non-cash net assets contributed by First City
            Bancorporation of Texas, Inc.   . . . . . . . . . . . . . $               -        $         47,512
         Cancellation of FirstCity senior subordinated notes  . . . .             1,000                       -
         Accrual of unclaimed assets  . . . . . . . . . . . . . . . .             2,000                       -

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


(A)      Summary of Significant Accounting Policies

         (1)     Description of Business

         The Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. (the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court for the Northern District of Texas, Dallas Division, by an order entered on May 31, 1995, and became effective on July 3, 1995. Pursuant to the Plan of Reorganization, and an Agreement and Plan of Merger between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into First City Bancorporation of Texas, Inc., and the name of the corporation was changed to FirstCity Financial Corporation ("FirstCity").

         Pursuant to the Plan, substantially all of the legal and beneficial interests in the assets of the Debtor, other than $20 million in cash contributed to FirstCity, were transferred to FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses and FirstCity's obligations under its 9% senior subordinated notes and its special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class B and the Class C certificates of beneficial interests in the Trust. The Trust is administered by a four-person portfolio committee (the "Portfolio Committee"). The liquidation of the Trust's assets is managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity. The net assets of the Debtor transferred to the Trust on July 3, 1995, consisted of the following (dollars in thousands):

                 Cash and cash equivalents  . . . . . . . . . . . .$   135,360
                 Trust assets   . . . . . . . . . . . . . . . . . .     61,514
                 Estimated claims and accrued liabilities . . . . .    (14,002)
                                                                    ----------
                                                                   $   182,872
                                                                    ==========

         In connection with the sale of the Debtor's banks by the FDIC to third-party acquirers (the "Loss-Sharing Banks"), the FDIC guaranteed certain recoveries on loans acquired by the Loss-Sharing Banks. (These agreements are referred to as "Loss-Sharing Agreements".) On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets (the "Loss-Sharing Settlement") for approximately $206 million from the Loss-Sharing

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         Banks. With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements.

         (2)     Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of FirstCity Liquidating Trust and its subsidiaries (collectively referred to as the "Trust"). All significant intercompany transactions and balances have been eliminated in consolidation.

         (3)     Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Trust, at December 31, 1996 and 1995, and periodically throughout the year, has maintained balances in various operating and money market accounts in excess of federally insured limits. At December 31, 1996 and 1995, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

         (4)     Trust Assets

         The net assets of the Trust are carried at estimated fair values which are the results of discounting, at appropriate discount rates, the currently estimated cash flows projected to be realized from the collection, liquidation and disposition of the non-cash assets held by the Trust. Such assets consist principally of performing and non-performing loans, income producing real estate and interests in real estate, and miscellaneous other assets and receivables transferred to the Trust upon the consummation of the Plan of Reorganization. The estimates of the future cash flows from which the net asset values of the Trust were derived are made under the direction of the management of the Trust and the Portfolio Committee based upon information available and are believed to be reliable. There can be no assurance, however, that the estimates resulting from such reviews or the net asset values derived from such estimates will ultimately be realized due to the highly judgmental assumptions which were made in developing estimates of the amount and timing of future cash flows to be realized upon the liquidation of the types of assets such as those held by the Trust.

         In addition to the assets described above, the Trust also holds certain claims, such as claims against former directors and officers of the Debtor, claims under fidelity bonds and

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

         judgments and deficiencies arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset values of the Trust were derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. At December 31, 1996, such claims were valued at approximately $8 million (no value was assigned at December 31, 1995).

         Trust assets are revalued at least quarterly and adjustments to estimated fair values are included in operating results in the period in which they become known. Loans are considered performing if debt service payments are made in accordance with the original or restructured terms of the notes. Interest on loans is recognized as part of the proceeds from disposition of trust assets.

         Foreclosed assets acquired in settlement of notes are recorded at estimated fair value. Costs relating to the development and improvement of property and holding costs are considered in the development of estimated fair values.

         The Trust has adopted Statement of Financial Accounting Standards
         (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, which requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The adoption of SFAS No. 114 had no impact on the Trust.

         (5)     Income Taxes

         Under current federal and state laws, the Trust shall be treated as a grantor trust owned by the beneficiaries holding beneficial interest therein. For tax purposes, any item of income or loss is allocated among the certificate holders. Therefore, no provision has been made for income taxes in the accompanying consolidated financial statements. At December 31, 1996 and 1995, the difference in basis for tax and financial reporting purposes of the net assets of the Trust totaled approximately $21 million and $42 million, respectively.

         (6)     Use of Estimates

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                                  December 31,
                                                                     -------------------------------
Estimated Gross Cash Flow by Type of Asset                                 1996                 1995
------------------------------------------                           ----------------      ------------
Borrowers' obligation on outstanding balance of:
   Performing loans   . . . . . . . . . . .                          $       68,551         $    134,381
   Nonperforming loans    . . . . . . . . .                                   2,363               60,454


Receivable from the FDIC  . . . . . . . . .                                   2,000               33,000
Real estate and other assets  . . . . . . .                                  49,122               33,305
                                                                     --------------         ------------
   Total    . . . . . . . . . . . . . . . .                                 122,036              261,140
                                                                     --------------         ------------

   Discount required to reflect trust assets at
        estimated fair value    . . . . . .                                 (32,936)             (67,936)
                                                                     --------------         ------------

Trust assets, net . . . . . . . . . . . . .                          $       89,100         $    193,204
                                                                     ==============         ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis.
         At December 31, 1996 and 1995, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. At December 31, 1996 and 1995, Trust assets were highly concentrated in Texas.

(C)      Senior Notes Payable to Banks

         The Trust had a revolving line of credit with two banks for borrowings of up to $100 million. In connection with the Loss-Sharing Settlement, $73 million was borrowed by the Trust and $27 million in letters of credit were issued in favor of the Loss-Sharing Banks. Payments reduced the outstanding balance of the line of credit to zero in November 1995. In the first quarter of 1996, an amendment to the line of credit reduced the letters of credit to zero and established a term loan (which expired December 31, 1996) for borrowings up to $61 million. In connection with the early redemption of senior subordinated notes (see Note D), $52.3 million was borrowed and repaid in 1996. Substantially all trust assets were pledged to secure these borrowings.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

(D)      Distribution Priorities

         Pursuant to the Senior Note Loan Agreement and the Liquidating Trust Agreement, the Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses, including a servicing fee to FirstCity, and unpaid administrative claims of the Debtor. Second, Trust proceeds are remitted to the senior lenders for payment of principal and interest (see Note C). Third, Trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of (i) principal and interest on senior subordinated notes, (ii) cumulative quarterly cash dividends ($1.9 million and $3.9 million, respectively, at December 31, 1996 and 1995) at the annual rate of $3.15 per share (on 2,460,911 shares) and (iii) redemption of nominal stated value of $51.7 million of FirstCity special preferred stock on September 30, 1998. The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were cancelled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 and $1.9 million on January 15, 1997 for accrued dividends on special preferred stock. Subsequent to December 31, 1996, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase of FirstCity special preferred stock. As of February 14, 1997, the Trust has distributed approximately $7.2 million to FirstCity for the repurchase by FirstCity of approximately 306,000 shares (nominal stated value of $6.4 million) of special preferred stock.

         The fourth order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor. Fifth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust achieves approximately $275 million of net collections, the payment of another $750,000 after approximately $30 million of additional net collections, and the payment of bonuses in the amount of 5% of all net collections in excess of $305 million.
         The Pour-Over Level (approximately $130 million at December 31, 1996) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

         The ultimate amounts to be distributed to the holders of the A, B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash Trust assets and contingent asset claims. The determination of the net asset value of the Trust in the accompanying consolidated statements of net assets in liquidation is based upon estimates of future cash flows. The actual cash flows and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

(E)      Investment Management Agreement

         Pursuant to an investment management agreement, FirstCity manages the liquidation of Trust assets and the Trust will pay FirstCity a 3% servicing fee on collections (as defined in the Investment Management Agreement) up to a specified level of collections. Thereafter, the servicing fee percentage increases with additional levels of collections. Administrative expense includes $4.2 million in 1996 and $3.1 million for the period from inception through December 31, 1995, for servicing fees. In the first quarter of 1997, the Investment Management Agreement is expected to be terminated and, in consideration of this termination, the Trust is expected to pay FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid.

(F)      Contingencies

         The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

         In 1996, the FDIC closed the receiverships of the Debtor's banks and distributed the remaining surplus of those receiverships to the Trust. In accordance with a conveyance and indemnification agreement, the Trust will be required, among other things, to provide indemnity until March 31, 1999 to the FDIC against any known or unknown liabilities, obligations or actual expenses which may arise now or in the future associated with the receiverships, in an aggregate amount up to $12 million. Management of the Trust does not believe that, to the extent the Trust is obligated to pay certain claims or expenses associated with the past obligations of the Debtor's banks, such payments will have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

                          INDEPENDENT AUDITORS' REPORT


The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

         We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and changes in net asset value in liquidation, and cash flows for the year ended December 31, 1996, and for the period from July 3, 1995 (effective date of inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and changes in net asset value in liquidation and cash flows for the year ended December 31, 1996, and for the period July 3, 1995 (effective date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.




                                     KPMG Peat Marwick LLP




Fort Worth, Texas
February 14, 1997

                          FIRSTCITY LIQUIDATING TRUST
                  SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                     1996                                             1995
                                    ------------------------------------------------------    --------------------------
                                     First          Second         Third          Fourth        Inception       Fourth
                                                                                                  to
                                    Quarter        Quarter        Quarter        Quarter      September 30     Quarter
                                    ---------      ---------     ----------     ----------    ------------    ----------
Changes in fair value
of trust assets . . . . . . . . .    $ 15,323     $   10,576     $   10,591     $   15,729       $ 15,219     $   18,329
Interest income on
    short-term investments
                                          323            147            167            158            181            194
Interest expense  . . . . . . . .
                                          (15)           (96)          (214)           -           (1,336)          (405)
Administrative expense  . . . . .
                                       (3,325)        (3,589)        (2,749)        (3,261)        (2,189)        (6,363)
                                     --------      ---------     ----------     ----------       --------     ----------
    Net income  . . . . . . . . .    $ 12,306      $   7,038     $    7,795     $   12,626       $ 11,875     $   11,755
                                     ========      =========     ==========     ==========       ========     ==========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

         Role of the Portfolio Committee

         Pursuant to Article IV of the Trust Agreement, except where expressly limited by the terms of the Trust Agreement, all of the management and executive authority over the Trust resides in the four-member Portfolio Committee (subject to increase and reduction). The Trust Agreement provides that such four members are initially Rick R. Hagelstein, the Chief Credit Officer of FirstCity (the "Chief Credit Officer Member Position"), Robert W. Brown (the "Robert W. Brown Member Position"), and Richard Bean and David Palmer, as the two members designated by the Equity Committee (the "Equity Committee Member Positions"). All have been members of the Portfolio Committee since the Effective Date. Background information and the employment histories of Messrs. Bean, Brown, Hagelstein and Palmer are set forth below.

         Richard E. Bean, 53, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity and TransAmerican Waste Industries, Inc.

         Robert W. Brown, 48, has been President of FCLT Loans Asset Corp. since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date.
Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the Federal bankruptcy laws in December 1994.

         Rick R. Hagelstein, 50, has been Executive Vice President and Managing Director of Asset Management of FirstCity since November 1996. Prior thereto, Mr. Hagelstein served as Executive Vice President and Chief Credit Officer of FirstCity since the Effective Date, and was Executive Vice President and Chief Credit Officer of J-Hawk from 1990 until the Merger. From 1988 to 1990, Mr. Hagelstein was Executive Vice President of ASK Corporation, a manufacturer of solar energy devices. Mr. Hagelstein is also currently a director of FirstCity.

         David Palmer, 54, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York--Fredonia, New York. Mr. Palmer is currently a director of FirstCity.

         Other Executive Officers

         Chris J. O'Mara, 45, has been Vice President of FCLT Loans Asset Corp. since January 1996. Prior thereto, Mr. O'Mara was an independent contractor in the financial services industry from 1993 to 1996 (and a contractor of the Trust from August, 1995 to January, 1996). Mr. O'Mara was Executive Vice President and Division Manager of First City, Texas- Houston, N.A. from 1991 to 1993.

         Role of the Trustee

         Although all of the management and executive authority over the Trust resides in the Trustee, the Trustee functions as a directed Trustee under the sole and absolute discretion of the Portfolio Committee and may not exercise discretion in the management and conduct of the liquidation of the Trust-Owned Affiliate Assets. The Trustee has no authority or right to refuse to act when so ordered or directed to do so by the Portfolio Committee. The Trustee is Fleet National Bank. There have been no changes in the Trustee through the date of this Form 10-K.

         Role of the Investment Manager

         Pursuant to the terms of the Investment Management Agreement, the role of the Investment Manager is to manage and service collection and liquidation of the Trust-Owned Affiliate Assets. The Investment Manager is paid an incentive fee, which is described more fully in Item 13 below. The Investment Management Agreement was terminated on March 24, 1997.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Each Portfolio Committee member and officer of the Trust who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, is required to report to the Securities and Exchange Commission, by a specified date, his or her beneficial ownership of, or certain transactions in, the Trust's securities. Mr. Brown, who served as President of FCLT Loans Asset Corp. and as a member of the Portfolio Committee during 1996, and Messrs. Bean, Hagelstein and Palmer, all of whom served as members of the Portfolio Committee of the Trust during 1996, failed to file Form 3s on a timely basis in 1995 and 1996. All such Form 3s have been filed. A Form 4 filed by Mr. Palmer in 1995, while received by the Securities and Exchange Commission in a timely manner, was rejected because the filing omitted the name of the company.
Subsequently, the Form 4 was re-filed.

Item 11. Executive Compensation.

         Compensation of the Trustee

         The compensation paid by the Trust to the Trustee consisted of a one time acceptance fee of $9,000 in 1995 and payments of administrative and registrar fees aggregating approximately $20,500 in 1996 and $26,500 in 1995. Unless renegotiated, annual administrative and registrar fees to be paid to the Trustee shall remain constant.

         Compensation of the Portfolio Committee

         Pursuant to the terms of Article X of the Trust Agreement, the Portfolio Committee consists of the following four members: Rick R. Hagelstein in the Chief Credit Officer Member Position, Robert W. Brown in the Robert W. Brown Member Position, and two members as designated by the Equity Committee, who at present are Richard Bean and David Palmer. Pursuant to Section 10.1.1 of the Trust Agreement, Messrs. Bean and Palmer, or their respective successors, each receives compensation for his services as a member of the Portfolio Committee in an amount equal to $12,000 per annum, payable in $3,000 increments on the first day of each calendar quarter. In addition, pursuant to a resolution of the Board of Directors of Loans Asset Corp., Messrs. Bean and Palmer each receive $1,000 for each Portfolio Committee meeting which they attend. The other two members are not separately compensated for their services as members of the Portfolio Committee.

         Compensation of Executive Officers

         Executive officers of the Trust received cash and non-cash compensation from the Effective Date through December 31, 1996 as set forth in the following table:


                                                           ANNUAL COMPENSATION
          NAME AND                                   --------------------------------           ALL OTHER
     PRINCIPAL POSITION              YEAR(1)            SALARY               BONUS             COMPENSATION
---------------------------          -------         -----------         ------------         --------------
Robert W. Brown                       1996          $   250,000           $    25,000         $      7,291 (3)
  -  President of FCLT                1995              125,000 (2)                --                3,412
     Loans Asset Corp.

Chris J. O'Mara                       1996          $   117,472          $     37,500         $      1,355 (4)
  -  Vice President of FCLT
     Loans Asset Corp.

--------------------
(1) The employment of Mr. Brown as President of FCLT Loans Asset Corp. commenced on July 3, 1995. The employment of Mr. O'Mara as Vice President of FCLT Loans Asset Corp. commenced in January, 1996.

(2) Only reflects salary paid to Mr. Brown from July 3, 1995 through December 31, 1995. If Mr. Brown had received salary from the beginning of the fiscal year, his salary would have been $250,000.

(3) The total amount indicated under "All Other Compensation" consists of (a) amounts contributed to match a portion of his contributions under a 401(k) plan ($4,500), (b) excess premiums paid on supplemental life insurance policies ($1,266) and (c) premiums paid on long term disability insurance policies ($1,525).

(4) The total amount indicated under "All Other Compensation" consists of (a) excess premiums paid on supplemental life insurance policies ($710) and
     (b) premiums paid on long term disability insurance policies ($645).

                 Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown, a copy of which is filed herewith as Exhibit 10.2. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on September 30, 1998. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. The Brown Employment Agreement also provides for several performance-oriented conditional bonuses which are determined as follows: (i) a conditional bonus in the amount of $250,000 shall be paid to Mr. Brown within thirty (30) days of the fulfillment of all of the following: (a) all Class 1, 2, 3, 4, 5 and 8 creditor claims (in the approximate amount of $80 million) are paid in full in accordance with the terms of the Plan, (b) the holders of the senior subordinated notes are paid in full (in the approximate amount of $115 million, including interest) and (c) the holders of the special preferred stock and the holders of Class B Certificates are paid in cash a total of $100 million; (ii) a conditional bonus in the amount of $250,000 shall be paid to Mr. Brown within thirty (30) days of the fulfillment of all of the conditions set forth in (i) above and if an additional aggregate $30 million has been paid to the Class B Certificate holders and (iii) a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the special preferred stock, the Class B Certificates and the Class C Certificates shall be paid to Mr. Brown within thirty (30) days of each such additional distribution. The payment of such conditional bonuses to Mr. Brown are to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown is also eligible for enrollment in certain benefit plans which FCLT Loans Asset Corp. may have in effect from time to time, including, but not limited to, hospital, surgery, major medical, dental, vacation, sick leave, disability and life insurance on the same terms and conditions as these benefits are provided for or made available to other employees. Mr. Brown is currently a participant in the 401(k) plan of FirstCity, although amounts contributed to match a portion of any contribution made into the 401(k) plan by Mr. Brown, are made into such plan on Mr. Brown's behalf by the Trust.

         In addition to the bonuses set forth in the Brown Employment Agreement, pursuant to Section 9.8 of the Plan, Mr. Brown, along with C. Ivan Wilson, Joe S. Greak and certain other employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. Pursuant to Exhibit O, Mr. Brown received an initial cash payment from the bonus pool in the amount of $500,000 immediately prior to the formation of the Trust. From the Effective Date through December 31, 1996, no awards were given under such bonus pool or executive long-term incentive plan. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement.

         Compensation of the Investment Manager

         The liquidation of the assets transferred to the Trust pursuant to the Plan are managed by FirstCity, in return for which FirstCity receives a servicing fee as set forth in the Investment Management Agreement. See Item 13 below for a more detailed discussion regarding the compensation arrangement between the Trust and FirstCity. The Investment Management Agreement was terminated on March 24, 1997.

         Reimbursement Arrangement with FirstCity

         The Trust has entered into an oral reimbursement arrangement (the "Reimbursement Arrangement") with FirstCity. Pursuant to such Reimbursement Arrangement, FirstCity pays the salaries of and disburses the checks to all of the employees on the payroll of the Trust. The Trust then reimburses FirstCity for all sums paid out to the employees of the Trust by FirstCity.

Item 12.            Security Ownership of Certain Beneficial Owners and
                    Management.

      (a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

      (b) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of February 28, 1997, by the members of the Portfolio Committee. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.

                                                                        NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                                            AND PERCENTAGE OF OUTSTANDING
                                                                               CLASS B BENEFICIAL INTERESTS
                                                                               AS OF FEBRUARY 28, 1997
                                                                      -----------------------------------------
                                                                            BENEFICIAL               PERCENT
NAME AND ADDRESS OF OWNER OR IDENTITY OF GROUP                               OWNERSHIP              OF CLASS
----------------------------------------------                               ---------              --------
Robert W. Brown . . . . . . . . . . . . . . . . . . . . . . . . . .            --                   --
Richard E. Bean . . . . . . . . . . . . . . . . . . . . . . . . . .          98,100                  4.0
Rick R. Hagelstein  . . . . . . . . . . . . . . . . . . . . . . . .            --                   --
David Palmer  . . . . . . . . . . . . . . . . . . . . . . . . . . .         139,539                  5.7

All Portfolio Committee members as a group (4 persons)  . . . . . .         237,639                  9.7


                                                                        NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                                            AND PERCENTAGE OF OUTSTANDING
                                                                             CLASS C BENEFICIAL INTERESTS
                                                                                AS OF FEBRUARY 28, 1997
                                                                      ------------------------------------------
                                                                            BENEFICIAL               PERCENT
NAME AND ADDRESS OF OWNER OR IDENTITY OF GROUP                               OWNERSHIP              OF CLASS
----------------------------------------------                               ---------              --------
Robert W. Brown . . . . . . . . . . . . . . . . . . . . . . . . . .             197                  *
Richard E. Bean . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 --
Rick R. Hagelstein  . . . . . . . . . . . . . . . . . . . . . . . .           1,487 (1)              *
David Palmer  . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 --

All Portfolio Committee members as a group (4 persons)  . . . . . .           1,684                  *

__________________________

*        Less than 1%

(1) The Class C Beneficial Interests are held of record by ATARA I, LTD., a Texas limited partnership ("ATARA"). ATARA is principally engaged in the investment in FirstCity's common stock. The sole general partner of ATARA is ATARA Corp., a Texas corporation ("ATARA Corp."), which is also principally engaged in the investment in FirstCity's common stock. Mr. Hagelstein may be deemed to beneficially own all such certificates by virtue of being the Chairman of the Board and President of ATARA Corp., and by reason of the fact that his wife is the only other officer or director of ATARA Corp. and owns 33.33% of the outstanding shares of common stock of ATARA Corp.

         (c) Because the Trust does not have any "voting securities" within the meaning of the Exchange Act and the regulations thereunder, changes in ownership of voting securities will not result in a change of control of the Trust. Pursuant to the terms of the Trust Agreement, all of the management and executive authority over the Trust resides in the four-member Portfolio Committee.

                 The Trust has no knowledge of any arrangements which may result in a change of control of the Trust. However, in the event that the position on the Portfolio Committee held by Robert W. Brown is vacated for any reason, the number of Portfolio Committee members will be permanently reduced to three. In such instance, all three of the current remaining members of the Portfolio Committee will be affiliated with FirstCity and, as a result, FirstCity may be deemed to have exclusive control over Portfolio Committee decisions.


Item 13. Certain Relationships and Related Transactions.

         Investment Management Agreement with FirstCity

         Pursuant to the Plan, the liquidation of the Debtor's assets transferred to the Trust is serviced by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity. Under the terms thereof, FirstCity receives an incentive fee ("Incentive Fee") equal to (1) 3% of all cash proceeds derived from the assets owned by the Trust and its subsidiaries, including assets acquired pursuant to the Loss-Sharing Settlement Agreement ("Net Cash Proceeds") plus (2) 5% of the Net Cash Proceeds (excluding net proceeds realized from Contingent Assets Claims, as defined in the Plan) realized above $248.6 million, as adjusted (the "Estimated Threshold Collection Amount") up to an amount equal to $25 million in excess of the Estimated Threshold Collection Amount; 10% of the Net Cash Proceeds (excluding net proceeds realized from Contingent Asset Claims) realized above $25 million in excess of the Estimated Threshold Collection Amount up to an amount equal to $50 million in excess of the Estimated Threshold Collection Amount; and 15% of the Net Cash Proceeds (excluding net proceeds realized from Contingent Asset Claims) realized above $50 million in excess of the Estimated Threshold Collection Amount. The Trust paid FirstCity an Incentive Fee of $4.2 million in 1996 and $3.1 million in 1995. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid.

         Distributions to FirstCity as Class A Certificate Holder

         As the sole holder of the Class A Certificate, FirstCity receives distributions from the Trust to (i) pay certain expenses, (ii) pay obligations under its senior subordinated notes, $106.7 million of which were issued by FirstCity as a result of the implementation of the Plan and the consummation of the Merger, all of which have now been redeemed and (iii) redeem and pay dividends on $51.7 million of special preferred stock which was issued to certain former security holders of the Debtor as a result of the implementation of the Plan and the consummation of the Merger. In connection therewith, the Trust distributed $120 million, of which $111 million was used to pay principal and interest on the senior subordinated notes, in 1996 and $4.7 million in 1995 to FirstCity. Subsequent to December 31, 1996, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase of FirstCity special preferred stock. As of March 24, 1997, the Trust has distributed approximately $8.3 million to FirstCity for the repurchase by FirstCity of approximately 354,000 shares of special preferred stock.

         C. Ivan Wilson Employment Agreement and Separation Agreement

         C. Ivan Wilson was Chairman of the Board and Chief Executive Officer of the Debtor prior to the Effective Date and has been Vice Chairman of FirstCity since that date. Pursuant to the terms of an employment agreement by and between Mr. Wilson and FirstCity, dated July 3, 1995 (the "Wilson Employment Agreement"), Mr. Wilson (1) was paid $500,000 by the Debtor on the Effective Date, (2) was granted an annual salary of $250,000 (of which 50 percent would be paid by FirstCity and 50 percent would be paid by the Trust as compensation for Mr. Wilson's services to the Trust in the administration of Trust assets) for a three year term beginning the Effective Date and (3) is entitled to receive conditional bonuses equal to those described in the Brown Employment Agreement. Effective May 31, 1996, Mr. Wilson and FirstCity entered into a separation agreement whereby the remaining salary to be paid to Mr. Wilson in accordance with the terms of the Wilson Employment Agreement was settled for a lump sum payment of approximately $444,000 (50 percent paid by FirstCity and 50 percent paid by the Trust). Notwithstanding the separation agreement, Mr. Wilson is entitled to receive conditional bonuses as described above.

                                    Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)  1.      Financial Statements

         The consolidated financial statements of the Trust are incorporated by reference to Item 8 "Financial Statements and Supplementary Data" of this report.


         2.      Financial Statement Schedules

         Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in
         Item 8 - "Financial Statements and Supplementary Data."

         3.      Exhibits

    Exhibit

       No.                        Description
    -------  ------------------------------------------------------------------------------------------------------------
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

    4.1*         Form of Class B Certificate.

    4.2*         Form of Class C Certificate.

    10.1*        Investment Management Agreement, dated as of July 3, 1995, by and between FirstCity, as Investment
                 Manager, and the Trust.

    10.2         Employment Agreement, effective as of July 3, 1995, by and between FCLT Loans Asset Corp. and Robert W.
                 Brown, as amended May 1, 1996.

    10.3*        Loan Agreement, dated as of July 11, 1995, among Loans, L.P., Fleet National Bank, as Agent and as
                 Lender, and NationsBank of Texas, N.A., as Lender.

    10.4**       Settlement Agreement, dated as of June 22, 1994, as amended as of January 30, 1995, by and among FDIC-
                 Corporate, the FDIC-Receivers and the First City Parties.

    10.5         Conveyance and Indemnification Agreement, dated December 23, 1996, between FDIC-Corporate, the FDIC-
                 Receivers, FCLT Loans, L.P. and the Trust.

    10.6         Termination Agreement, dated March 24, 1997, by and between FirstCity and the Trust.

    21.1*        Subsidiaries of the Trust.

    27.1 -       Financial Data Schedule.

    * Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.
    ** Filed as the exhibit indicated to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 10,
    1996 and incorporated herein by reference.

    (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FLEET NATIONAL BANK, as Trustee



Date: March 28, 1997                      /s/ Susan T. Keller
                                          -------------------------------
                                          Name: Susan T. Keller
                                               --------------------------
                                          Title: Vice President
                                                -------------------------

                               INDEX TO EXHIBITS


         Exhibit

            No.                            Description
         ------- --------------------------------------------------------------------------------------------------------
         2.1*    Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter
                 11 of the United States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern
                 District of Texas, Dallas division on May 31, 1995.

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

         4.1*    Form of Class B Certificate.

         4.2*    Form of Class C Certificate.

         10.1*   Investment Management Agreement, dated as of July 3, 1995, by and between FirstCity, as Investment
                 Manager, and the Trust.

         10.2    Employment Agreement, effective as of July 3, 1995, by and between FCLT Loans Asset Corp. and Robert W.
                 Brown, as amended May 1, 1996.

         10.3*   Loan Agreement, dated as of July 11, 1995, among Loans, L.P., Fleet National Bank, as Agent and as
                 Lender, and NationsBank of Texas, N.A., as Lender.

         10.4**  Settlement Agreement, dated as of June 22, 1994, as amended as of January 30, 1995, by and among FDIC-
                 Corporate, the FDIC-Receivers and the First City Parties.

         10.5    Conveyance and Indemnification Agreement, dated December 23, 1996, between FDIC-Corporate, the FDIC-
                 Receivers, FCLT Loans, L.P. and the Trust.

         10.6    Termination Agreement, dated March 24, 1997, by and between FirstCity and the Trust.

         21.1*   Subsidiaries of the Trust.

         27.1 -  Financial Data Schedule.

         * Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference. ** Filed as the exhibit indicated to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 10, 1996 and incorporated herein by reference.