Form 10-Q
period 1997-03-31
FIRST CITY LIQUIDATING TRUST
filed 1997-05-13
CIK 1013047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1997, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                               MARCH 31,       DECEMBER 31,
                                                                                  1997             1996
                                                                              -----------       ----------
              Assets, at estimated fair value                                 (unaudited)
              -------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        $   32,301      $   36,129
Trust assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .              85,319          89,100
                                                                               ----------      ----------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .           117,620         125,229
                                                                               ----------      ----------

              Less liabilities at face or estimated amount
              --------------------------------------------
Payables and accrued liabilities  . . . . . . . . . . . . . . . . . . .             2,491           3,912
                                                                               ----------      ----------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .             2,491           3,912
                                                                               ----------      ----------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .                 -               -

              Trust net asset value attributable to:
              --------------------------------------
Class "A" Certificate, held by FirstCity Financial Corporation  . . . .            45,894          53,617
Class "B" Certificate, 2,460,911 units outstanding  . . . . . . . . . .            69,235          67,700
Class "C" Certificate, 738,273 units outstanding  . . . . . . . . . . .                 -               -
                                                                               ----------      ----------
       Total net asset value  . . . . . . . . . . . . . . . . . . . . .        $  115,129      $  121,317
                                                                               ==========      ==========


                     CONSOLIDATED STATEMENTS OF INCOME AND
                   CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                                 1997          1996

Changes in fair value of trust assets . . . . . . . . . . . . . . . .         $  11,761       $  15,323
Interest income on short-term investments . . . . . . . . . . . . . .               402             323
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .              (155)            (15)
Administrative expense  . . . . . . . . . . . . . . . . . . . . . . .            (7,922)         (3,325)
                                                                              ---------       ---------
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . .             4,086          12,306
                                                                              ---------       ---------
Net asset value, beginning of period  . . . . . . . . . . . . . . . .           121,317         201,781
Principal distribution on Class "A" Certificate . . . . . . . . . . .            (7,444)        (53,345)
Interest distribution on Class "A" Certificate  . . . . . . . . . . .            (2,830)         (2,374)
                                                                              ---------       ---------
Net asset value, end of period  . . . . . . . . . . . . . . . . . . .         $ 115,129       $ 158,368
                                                                              =========       =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------
                                                                                 1997                 1996
                                                                              --------             ---------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   4,086            $  12,306
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Changes in fair value of trust assets   . . . . . . . . . . . .           (11,761)             (15,323)
      Collections on trust assets, net of advances    . . . . . . . .            16,760               41,573
      Capital improvements on trust assets  . . . . . . . . . . . . .            (1,315)                   -
      Decrease in estimated administrative claims   . . . . . . . . .                -                (2,379)
      Increase (decrease) in payables and accrued liabilities   . . .            (1,324)                  99
                                                                              ---------            ---------
         Net cash provided by operating activities  . . . . . . . . .             6,446               36,276
                                                                              ---------            ---------

Cash flows from investing activities:
   Repayment of advance to FirstCity Financial Corporation  . . . . .                 -                2,000
   Purchase of FirstCity senior subordinated notes  . . . . . . . . .                 -               (4,000)
                                                                              ---------            ---------
         Net cash provided by (used in) investing activities  . . . .                 -               (2,000)
                                                                              ---------            ---------

Cash flows from financing activities:
   Borrowings under notes payable to banks  . . . . . . . . . . . . .                 -               19,800
   Interest and principal distribution on Class "A" Certificate   . .           (10,274)             (55,719)
                                                                              ---------            ---------

         Net cash used in financing activities  . . . . . . . . . . .           (10,274)             (35,919)
                                                                              ---------            ---------

   Net decrease in cash   . . . . . . . . . . . . . . . . . . . . . .         $  (3,828)           $  (1,643)
   Cash, beginning of period  . . . . . . . . . . . . . . . . . . . .            36,129               11,260
                                                                              ---------            ---------
   Cash, end of period  . . . . . . . . . . . . . . . . . . . . . . .         $  32,301            $   9,617
                                                                              =========            =========
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest   . . . . . . . . . . . . . . . . . . . . . . . . .         $     155            $       -
                                                                              =========            =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at March 31, 1997, and its changes in net asset value in liquidation and cash flows for the three month periods ended March 31, 1997 and 1996.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):


                                                                   March 31,       December 31,
          Estimated Gross Cash Flow by Type of Asset                 1997              1996
          ------------------------------------------              ------------     ------------
                                                                  (unaudited)
          Borrowers' obligation on outstanding balance of:
          Performing loans   . . . . . . . . . . .                 $  62,980        $  68,551
          Nonperforming loans    . . . . . . . . .                     2,776            2,363
          Receivable from the FDIC  . . . . . . . . .                  2,000            2,000
          Real estate and other assets  . . . . . . .                 42,758           49,122
                                                                   ---------        ---------
          Total    . . . . . . . . . . . . . . . .                   110,514          122,036
                                                                   ---------        ---------

          Discount required to reflect trust assets at
          estimated fair value    . . . . . .                        (25,195)         (32,936)
                                                                    ---------        ---------
          Trust assets, net . . . . . . . . . . . . .              $  85,319        $  89,100
                                                                    =========        =========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis.
         At March 31, 1997 and December 31, 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value, and Trust assets were highly concentrated in Texas.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


(C)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of (i) principal and interest on senior subordinated notes, (ii) cumulative quarterly cash dividends ($1.7 million at March 31, 1997) at the annual rate of $3.15 per share (on 2,106,456 shares at March 31, 1997) and (iii) redemption of nominal stated value of $44.2 million of FirstCity special preferred stock on September 30, 1998. The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were cancelled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 and $3.6 million through April 15, 1997 for accrued dividends on special preferred stock. In 1997, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase of FirstCity special preferred stock. As of April 15, 1997, the Trust had distributed approximately $9.3 million to FirstCity for the repurchase by FirstCity of approximately 398,000 shares (nominal stated value of $8.4 million) of special preferred stock.

         The third order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor. Fourth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust achieves approximately $275 million of net collections, the payment of another $750,000 after approximately $30 million of additional net collections, and the payment of bonuses in the amount of 5% of all net collections in excess of $305 million.
         The Pour-Over Level (approximately $132 million at March 31, 1997) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments (approximately $53.54 per holder at March 31, 1997) to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

         The ultimate amounts to be distributed to the holders of the A, B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash Trust assets and contingent asset claims. The determination of the net asset value of the Trust in the accompanying consolidated statements of net assets in liquidation is based upon estimates of future cash flows. The actual cash flows and the timing of such cash flows may vary

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         significantly from those estimates, thus affecting the final distributions to the Certificate holders.

(D)      Investment Management Agreement

         Pursuant to an investment management agreement, FirstCity managed the liquidation of Trust assets and the Trust paid FirstCity a 3% servicing fee on collections (as defined in the Investment Management Agreement) up to a specified level of collections. Thereafter, the servicing fee percentage increased with additional levels of collections. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid. Administrative expense includes $6.8 million in the first quarter of 1997 and $1.1 million in the first quarter of 1996, for servicing fees.

(E)      Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 The operations of the Trust for the first quarter of 1997 and 1996 are summarized below (dollars in thousands):


                                                First Quarter    First Quarter
                                                    1997             1996
                                                ------------     -------------
Changes in fair value of trust assets . . . . . . $ 11,761        $ 15,323
Interest income on short-term investments . . . .      402             323
Interest expense  . . . . . . . . . . . . . . . .     (155)            (15)
Administrative expense  . . . . . . . . . . . . .   (7,922)         (3,325)
                                                  --------        --------
       Net income . . . . . . . . . . . . . . . . $  4,086        $ 12,306
                                                  ========        ========

              The estimated fair value of the Trust's assets increased $11.8 million in the first quarter of 1997 as compared to $15.3 million in the first quarter of 1996, an increase attributable to several factors, including the elimination of servicing fees to FirstCity (which were netted against future cash flows) because the Investment Management Agreement was terminated. The estimated fair value in the first quarter of 1996 increased, in part due to loan recoveries that exceeded anticipated recoveries by approximately $1.4 million and an increase in the estimated residual value of the Trust's receivable from the FDIC of $3.5 million. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first quarters of 1997 and 1996 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

              Interest income on short-term investments was relatively flat in the first quarter of 1997 as compared to the first quarter of 1996. Interest expense in the first quarter of 1997 resulted from the termination of the Investment Management Agreement, as discussed below.

              Administrative expense totaled $7.9 million in the first quarter of 1997 as compared to $3.3 million in the first quarter of 1996. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid. Comparatively, servicing fees paid to FirstCity were only $1.1 million in the first quarter of 1996. Professional fees totaled $.4 million in the first quarter of 1997 as compared to $.7 million in the first quarter of 1996.

              At March 31, 1997, the net asset value attributable to the Class A Certificate (which is held by FirstCity) was $45.9 million, representing the $44.2 million nominal stated value of FirstCity's special preferred stock and $1.7 million of accrued dividends on special preferred stock. The Trust distributed $1.9 million on January 15, 1997, to FirstCity for accrued dividends on special preferred stock. In the first quarter of 1997, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase by FirstCity of its special preferred stock. As of March 31, 1997, the Trust had distributed approximately $8.3 million to FirstCity for the repurchase by FirstCity of approximately 354,000 shares of special preferred stock. These distributions were made possible principally by $16.8 million in net collections on Trust assets in 1997 and cash held at December 31, 1996. The Class B Beneficial Interests were valued at $69.2 million at March 31, 1997. Distributions to Class C Certificate holders are not anticipated.

                Non-cash trust assets at March 31, 1997 and December 31, 1996 were comprised of the following (dollars in thousands):


                                                        March 31,          December 31,
Estimated Gross Cash Flow by Type of Asset                1997                1996
------------------------------------------            ------------         ------------
Borrowers' obligation on outstanding balance of:
   Performing loans   . . . . . . . . . . .           $     62,980         $   68,551
   Nonperforming loans    . . . . . . . . .                  2,776              2,363
Receivable from the FDIC  . . . . . . . . .                  2,000              2,000
Real estate and other assets  . . . . . . .                 42,758             49,122
                                                       -----------         ----------
   Total    . . . . . . . . . . . . . . . .                110,514            122,036
                                                       -----------         ----------
   Discount required to reflect trust assets at
        estimated fair value    . . . . . .                (25,195)           (32,936)
                                                       -----------         ----------
Trust assets, net   . . . . . . . . . . . .            $    85,319         $   89,100
                                                       ===========         ==========


                For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At March 31, 1997 and December 31, 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

                At March 31, 1997, the Trust also held certain claims, such as claims under fidelity bonds and judgments and deficiencies arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset value of the Trust was derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. No value was assigned at March 31, 1997. In the first quarter of 1997, a claim (valued at $8 million on December 31, 1996) against former directors and officers of the Debtor of approximately $8 million was collected.

                In April 1997, a contract for the sale of a large asset held by the Trust was signed. This contract, if consummated, will increase the valuation of Class B Beneficial Interests by approximately $8 million. The contract is subject to a 120 day due-diligence period and a number of other contingencies. Consequently, there can be no assurance that the contract will be consummated.

PART II - OTHER INFORMATION

Item 5.  Other Information.

                 The amounts of items of income, gain, loss, and deduction to be allocated to each of the Class A, Class B, and Class C Certificate holders for any taxable year will be based, in part, on the amount of income earned by the assets in the Trust, including the assets held through partnerships, as well as the amount of gain or loss recognized on the sale of such assets. Because of the significant contingencies remaining as to what income, gain or loss will be recognized, it is not possible to estimate at this time the amount of income, gain or loss that will be allocated to any Certificate holder (and consequently taken into account on such holder's own tax return). The current market price of a Class B Certificate is significantly in excess of the basis of the assets held indirectly by the Trust attributable to such Certificate.
As a result of this excess, the Portfolio Committee has instructed its advisors to analyze the possible tax impact to Certificate holders under various pro forma assumptions. The purpose of such analysis will be to determine whether the amount of income reportable by such Certificate holders could be reduced by the Trust (or the underlying partnerships) either through making certain tax elections or otherwise.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits
                 --------

         Exhibit
           No.                             Description
         -------                           -----------
         2.1(1)  Joint Plan of Reorganization for First City Bancorporation of
                 Texas, Inc., as modified, under Chapter 11 of the United
                 States Bankruptcy Code, as confirmed by the U.S. Bankruptcy
                 Court for the Northern District of Texas, Dallas division on
                 May 31, 1995.
         3.1(1)  The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
                 Shawmut Bank Connecticut, National Association (now Fleet
                 National Bank), as Trustee.
         4.1(1)  Form of Class B Certificate.
         4.2(1)  Form of Class C Certificate.
        10.1(1)  Investment Management Agreement, dated as of July 3, 1995, by and between FirstCity, as Investment Manager, and the Trust.
        10.2(3)  Employment Agreement, effective as of July 3, 1995, by and between FCLT Loans Asset Corp. and Robert W. Brown, as amended
                 May 1, 1996.
        10.3(1)  Loan Agreement, dated as of July 11, 1995, among Loans, L.P.,
                 Fleet National Bank, as Agent and as Lender, and NationsBank
                 of Texas, N.A., as Lender.
        10.4(2)  Settlement Agreement, dated as of June 22, 1994, as amended as of January 30, 1995, by and among FDIC-Corporate, the FDIC-
                 Receivers and the First City Parties.
        10.5(3)  Conveyance and Indemnification Agreement, dated December 23,
                 1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans,
                 L.P. and the Trust.
        10.6(3)  Termination Agreement, dated March 24, 1997, by and between
                 FirstCity and the Trust.
        21.1(1)  Subsidiaries of the Trust.
        27.1  -  Financial Data Schedule.

-----------------
         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

         (2) Filed as the exhibit indicated to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 10, 1996 and incorporated herein by reference.

         (3) Filed as the exhibit indicated to the Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 and incorporated herein by reference.

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FLEET NATIONAL BANK, as Trustee



Date: May 13, 1997                         /s/ SUSAN T. KELLER
                                           -------------------------
                                           Name:  Susan T. Keller
                                                 -------------------
                                           Title: Vice President
                                                 -------------------

                               INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
------                                                                  ----
27.1             Financial Data Schedule