Form 10-Q
period 1997-06-30
FIRST CITY LIQUIDATING TRUST
filed 1997-08-12
CIK 1013047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number:  0-20677

                          FIRSTCITY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

                 Texas                                           06-6414468
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

  1021 Main, Suite 250, Houston, Texas                             77002
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (713) 651-7841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1997, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                          JUNE 30,    DECEMBER 31,
                                                                            1997          1996
                                                                          --------     --------
              Assets, at estimated fair value                            (unaudited)
              -------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  7,148     $ 36,129
Trust assets, net . . . . . . . . . . . . . . . . . . . . . . . . .         98,770       89,100
                                                                          --------     --------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      105,918      125,229
                                                                          --------     --------

              Less liabilities at face or estimated amount
              --------------------------------------------
Payables and accrued liabilities  . . . . . . . . . . . . . . . . . .        2,153        3,912
                                                                          --------     --------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . .        2,153        3,912
                                                                          --------     --------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . .           --           --

              Trust net asset value attributable to:
              -------------------------------------
Class "A" Certificate, held by FirstCity Financial Corporation  . . .       24,265       53,617
Class "B" Certificate, 2,460,911 units outstanding  . . . . . . . . .       79,500       67,700
Class "C" Certificate, 738,273 units outstanding  . . . . . . . . . .           --           --
                                                                          --------     --------
       Total net asset value  . . . . . . . . . . . . . . . . . . . .     $103,765     $121,317
                                                                          ========     ========

                     CONSOLIDATED STATEMENTS OF INCOME AND
                   CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               --------------------------     -------------------------
                                                   1997           1996           1997           1996
                                                ---------      ---------      ---------      ---------
Changes in fair value of trust assets . . .     $  16,508      $  10,576      $  28,269      $  25,899
Interest income on short-term investments .           378            147            780            470
Interest expense  . . . . . . . . . . . . .            --            (96)          (155)          (111)
Administrative expense  . . . . . . . . . .        (1,351)        (3,589)        (9,273)        (6,914)
                                                ---------      ---------      ---------      ---------
       Net income . . . . . . . . . . . . .        15,535          7,038         19,621         19,344
                                                ---------      ---------      ---------      ---------
Net asset value, beginning of period  . . .       115,129        158,368        121,317        201,781

Distributions on Class "A" Certificate  . .       (26,899)        (2,178)       (37,173)       (57,897)
                                                ---------      ---------      ---------      ---------
Net asset value, end of period  . . . . . .     $ 103,765      $ 163,228      $ 103,765      $ 163,228
                                                =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                          1997          1996
                                                                        --------      --------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 19,621      $ 19,344
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Changes in fair value of trust assets . . . . . . . . . . . .      (28,269)      (25,899)
      Collections on trust assets, net of advances  . . . . . . .         22,938        80,016
      Capital improvements on trust assets  . . . . . . . . . . . .       (4,503)           --
      Decrease in estimated administrative claims . . . . . . . . .           --        (3,486)
      Decrease in payables and accrued liabilities  . . . . . . . .       (1,595)         (295)
                                                                        --------      --------
         Net cash provided by operating activities  . . . . . . . .        8,192        69,680
                                                                        --------      --------

Cash flows from investing activities:
   Repayment of advance to FirstCity Financial Corporation  . . . .           --         2,000
   Purchase of FirstCity senior subordinated notes  . . . . . . . .           --        (4,000)
   Redemption of FirstCity senior subordinated notes  . . . . . . .           --         2,000
                                                                        --------      --------
         Net cash provided by investing activities  . . . . . . . .           --            --
                                                                        --------      --------

Cash flows from financing activities:
   Borrowings under notes payable to banks  . . . . . . . . . . . .           --        19,800
   Payments of notes payable to banks . . . . . . . . . . . . . . .           --       (19,800)
   Distributions on Class "A" Certificate . . . . . . . . . . . . .      (37,173)      (56,897)
                                                                        --------      --------

         Net cash used in financing activities  . . . . . . . . . .      (37,173)      (56,897)
                                                                        --------      --------

   Net increase (decrease) in cash  . . . . . . . . . . . . . . . .     $(28,981)     $ 12,783
   Cash, beginning of period  . . . . . . . . . . . . . . . . . . .       36,129        11,260
                                                                        --------      --------
   Cash, end of period  . . . . . . . . . . . . . . . . . . . . . .     $  7,148      $ 24,043
                                                                        ========      ========
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest . . . . . . . . . . . . . . . . . . . . . . . . .     $    155      $    111
                                                                        ========      ========
      Non-cash financing activities:
         Cancellation of FirstCity senior subordinated notes  . . .     $     --      $  1,000



See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 1997


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at June 30, 1997, and its changes in net asset value in liquidation and cash flows for the three month and six month periods ended June 30, 1997 and 1996.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                         June 30,               December 31,
         Estimated Gross Cash Flow by Type of Asset                        1997                     1996
         ------------------------------------------                     ---------                ---------
                                                                          (unaudited)
         Borrowers' obligation on outstanding balance of:
            Performing loans  . . . . . . . . . . . .                   $  60,041                $  68,551
            Nonperforming loans   . . . . . . . . . .                       3,157                    2,363
         Receivable from the FDIC   . . . . . . . . .                       2,000                    2,000
         Real estate and other assets   . . . . . . .                      52,524                   49,122
                                                                        ---------                ---------
            Total   . . . . . . . . . . . . . . . . .                     117,722                  122,036
                                                                        ---------                ---------

            Discount required to reflect trust assets at
              estimated fair value  . . . . . . . . .                     (18,952)                 (32,936)
                                                                        ---------                ---------

         Trust assets, net  . . . . . . . . . . . . .                   $  98,770                $  89,100
                                                                        =========                =========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis.
         At June 30, 1997 and December 31, 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         (C)     Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of principal and interest on senior subordinated notes and redemption of special preferred stock. Pursuant to a June 1997 agreement with FirstCity, the Trust will retire its obligation to FirstCity under the Class A Certificate by paying FirstCity $22.75 per share for the 1,923,481 outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on the nominal stated value ($21.0 million) of shares not retired by June 30, 1997. The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were canceled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 and $5.1 million through July 15, 1997 for accrued dividends on special preferred stock. In 1997, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase of FirstCity special preferred stock. As of June 30, 1997, the Trust had distributed approximately $12.6 million to FirstCity for the repurchase by FirstCity of 537,430 shares (nominal stated value of $11.3 million) of special preferred stock. On June 30, 1997, the Trust distributed $21.0 million to FirstCity related to 923,481 special preferred shares under the June 1997 agreement discussed above. In July 1997 the Trust distributed $15.5 million to FirstCity, reducing the Class A Certificate obligation to approximately $7.4 million.

         The third order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor. Fourth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust achieves approximately $275 million of net collections, the payment of another $750,000 after approximately $30 million of additional net collections, and the payment of bonuses in the amount of 5% of all net collections in excess of $305 million.
         The Pour-Over Level (approximately $134 million at June 30, 1997) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments (approximately $54.32 per Class B Certificate unit at June 30, 1997) to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

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

(D)      Investment Management Agreement

         Pursuant to an investment management agreement, FirstCity managed the liquidation of Trust assets and the Trust paid FirstCity a 3% servicing fee on collections (as defined in the Investment Management Agreement) up to a specified level of collections. Thereafter, the servicing fee percentage increased with additional levels of collections. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid. Administrative expense includes $6.8 million in the first six months of 1997 and $2.3 million in the first six months of 1996, for servicing fees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the second quarter and first six months of 1997 and 1996 are summarized below (dollars in thousands):


                                                                                     Six Months Ended June 30,
                                                 Second Quarter   Second Quarter     -------------------------
                                                     1997             1996             1997             1996
                                                   --------         --------         --------         --------
Changes in fair value of trust assets . . .        $ 16,508         $ 10,576         $ 28,269         $ 25,899
Interest income on short-term investments .             378              147              780              470
Interest expense  . . . . . . . . . . . . .              --              (96)            (155)            (111)
Administrative expense  . . . . . . . . . .          (1,351)          (3,589)          (9,273)          (6,914)
                                                   --------         --------         --------         --------
       Net income . . . . . . . . . . . . .        $ 15,535         $  7,038         $ 19,621         $ 19,344
                                                   ========         ========         ========         ========

              SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

              The estimated fair value of the Trust's assets increased $16.5 million in the second quarter of 1997 as compared to $10.6 million in the second quarter of 1996, an increase attributable to several factors, including approximately $7 million based on the contract sales price (expected to close in the fourth quarter of 1997) of a large asset. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the second quarters of 1997 and 1996 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and
(ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

              Interest income on short-term investments increased in the second quarter of 1997 as compared to the second quarter of 1996 because more excess funds were available. Interest expense in the second quarter of 1996 resulted from borrowings to facilitate the early redemption of FirstCity senior subordinated notes.

              Administrative expense totaled $1.4 million in the second quarter of 1997 as compared to $3.6 million in the second quarter of 1996. In the first quarter of 1997, the Investment Management Agreement was terminated; therefore, there were no servicing fees in the second quarter of 1997. Comparatively, servicing fees paid to FirstCity were $1.1 million in the second quarter of 1996. Professional fees totaled $.6 million in the second quarter of 1997 as compared to $1.2 million in the second quarter of 1996.

   SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

              The estimated fair value of the Trust's assets increased $28.3 million in the first six months of 1997 as compared to $25.9 million in the first six months of 1996, an increase attributable to several factors, including the elimination of servicing fees to FirstCity (which were netted against future cash flows) because the Investment Management Agreement was terminated and $7 million related to a contract sales price (discussed above). The estimated fair value of the Trust's assets increased in the first six months of 1996, in part due to loan recoveries that exceeded anticipated recoveries by approximately $1.4 million and an increase in the estimated residual value of the Trust's receivable from the FDIC of $3.5 million. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first six months of 1997 and 1996 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

              Interest income on short-term investments increased in the first six months of 1997 as compared to the first six months of 1996 because more excess funds were available. Interest expense in the first six months of 1997 resulted from the termination of the Investment Management Agreement, as discussed below. In 1996, interest expense resulted from borrowings to facilitate the early redemption of FirstCity senior subordinated notes.

              Administrative expense totaled $9.3 million in the first six months of 1997 as compared to $6.9 million in the first six months of 1996. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid. Comparatively, servicing fees paid to FirstCity were only $2.3 million in the first six months of 1996. Professional fees totaled $1.0 million in the first six months of 1997 as compared to $1.9 million in the first six months of 1996.

              Pursuant to a June 1997 agreement with FirstCity, the Trust will retire its obligation to FirstCity under the Class A Certificate by paying FirstCity $22.75 per share for the 1,923,481 outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on the nominal stated value ($21.0 million) of shares not retired by June 30, 1997. At June 30, 1997, the net asset value attributable to the Class A Certificate was $24.3 million, representing the $22.8 million retirement price of FirstCity's special preferred stock and $1.5 million of accrued dividends on special preferred stock.

              The Trust distributed $5.1 million to FirstCity through July 15, 1997, for accrued dividends on special preferred stock. In the first six months of 1997, the Trust, in cooperation with FirstCity, began making distributions to FirstCity for the purchase by FirstCity of its special preferred stock. As of June 30, 1997, the Trust had distributed approximately $12.6 million to FirstCity for the repurchase by FirstCity of 537,430 shares of special preferred stock. On June 30, 1997, the Trust distributed $21.0 million to FirstCity related to 923,481 special preferred shares under the June 1997 agreement discussed above. In July 1997 the Trust distributed $15.5 million to FirstCity, reducing the Class A Certificate obligation to approximately $7.4 million. These distributions were made possible principally by $22.9 million in net collections on Trust assets in the first six months of 1997 and cash held at December 31, 1996. The Class B Beneficial Interests were valued at $79.5 million at June 30, 1997. Distributions to Class C Certificate holders are not anticipated.

              Non-cash trust assets at June 30, 1997 and December 31, 1996 were comprised of the following (dollars in thousands):

                                                         June 30,        December 31,
Estimated Gross Cash Flow by Type of Asset                 1997              1996
------------------------------------------              ---------         ---------
Borrowers' obligation on outstanding balance of:
   Performing loans . . . . . . . . . . .               $  60,041         $  68,551
   Nonperforming loans . . . . . . . . .                    3,157             2,363
Receivable from the FDIC  . . . . . . . . .                 2,000             2,000
Real estate and other assets  . . . . . . .                52,524            49,122
                                                        ---------         ---------
   Total  . . . . . . . . . . . . . . .                   117,722           122,036
                                                        ---------         ---------
   Discount required to reflect trust assets at
     estimated fair value   . . . . . . . .               (18,952)          (32,936)
                                                        ---------         ---------
Trust assets, net . . . . . . . . . . . .               $  98,770         $  89,100
                                                        =========         =========


                 For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At June 30, 1997 and December 31, 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

                 Two of the most significant assets of the Trust are a downtown Houston office building and a 67% interest in a partnership which owns a second downtown Houston office building. Both assets are currently under contract for sale. The $79.5 million current valuation of the Class B Beneficial Interests includes a $15 million valuation for the owned building, which is the contracted sale price, and a $9 million valuation for the 67% partnership interest. In the second quarter of 1997, the Trust announced that the 67% partnership interest was under a contract for sale for $18 million. However, the valuation for the partnership interest has been left at the lower amount of $9 million, which reflects current book value, because the sale is a complicated transaction involving other parties and it is difficult to predict if and when the sale will be completed. If the transaction closes, the Class B Beneficial Interests valuation will increase by approximately $8 million.

                 At June 30, 1997, the Trust also held certain claims, such as claims under fidelity bonds and judgments and deficiencies arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset value of the Trust was derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. No value was assigned at June 30, 1997. In the first quarter of 1997, a claim (valued at $8 million on December 31, 1996) against former directors and officers of the Debtor of approximately $8 million was collected.

PART II - OTHER INFORMATION

Item 5.  Other Information.

                 The amounts of items of income, gain, loss, and deduction to be allocated to each of the Class A, Class B, and Class C Certificate holders for any taxable year will be based, in part, on the amount of income earned by the assets in the Trust, including the assets held through partnerships, as well as the amount of gain or loss recognized on the sale of such assets. Because of the significant contingencies remaining as to what income, gain or loss will be recognized, it is not possible to estimate at this time the amount of income, gain or loss that will be allocated to any Certificate holder (and consequently taken into account on such holder's own tax return). The current market price of a Class B Certificate is significantly in excess of the basis of the assets held indirectly by the Trust attributable to such Certificate.
As a result of this excess, the Portfolio Committee instructed its advisors to analyze the possible tax impact to Certificate holders under various pro forma assumptions. As a result of such preliminary analysis, the Portfolio Committee determined that no tax election to defer any tax recognition to Certificate holders should be made at the present time, subject to conclusion of the analysis.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

        Exhibit
          No.                     Description
         ----     ----------------------------------------------------------------------------------------------------
         2.1(1)  Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter
                 11 of the United States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern
                 District of Texas, Dallas division on May 31, 1995.

         3.1(1)  The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of
                 Texas, Inc. and Shawmut Bank Connecticut, National Association (subsequently Fleet National Bank, now
                 State Street Bank and Trust Company), as Trustee.

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

         10.5(3) Conveyance and Indemnification Agreement, dated December 23, 1996, between FDIC-Corporate, the FDIC-
                 Receivers, FCLT Loans, L.P. and the Trust.

         10.6(3) Termination Agreement, dated March 24, 1997, by and between FirstCity and the Trust.


         10.7    New Special Preferred Stock Distribution Agreement, dated June 30, 1997, by and between FirstCity and the Trust.

         21.1(1) Subsidiaries of the Trust.

         27.1    Financial Data Schedule.

---------------
         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

         (2) Filed as the exhibit indicated to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 10, 1996 and incorporated herein by reference.

         (3) Filed as the exhibit indicated to the Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 and incorporated herein by reference.

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STATE STREET BANK AND TRUST
                                           COMPANY, as Trustee



Date: August 12, 1997                      /s/ Susan T. Keller
                                           ----------------------------------
                                           Name: Susan T. Keller
                                                -----------------------------
                                           Title: Vice President
                                                 ----------------------------

                              INDEX TO EXHIBITS

        Exhibit
          No.                     Description
         ----     ----------------------------------------------------------------------------------------------------
         2.1(1)  Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter
                 11 of the United States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern
                 District of Texas, Dallas division on May 31, 1995.

         3.1(1)  The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of
                 Texas, Inc. and Shawmut Bank Connecticut, National Association (subsequently Fleet National Bank, now
                 State Street Bank and Trust Company), as Trustee.

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

         10.5(3) Conveyance and Indemnification Agreement, dated December 23, 1996, between FDIC-Corporate, the FDIC-
                 Receivers, FCLT Loans, L.P. and the Trust.

         10.6(3) Termination Agreement, dated March 24, 1997, by and between FirstCity and the Trust.


         10.7    New Special Preferred Stock Distribution Agreement, dated June 30, 1997, by and between FirstCity and the Trust.

         21.1(1) Subsidiaries of the Trust.

         27.1    Financial Data Schedule.

---------------
         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

         (2) Filed as the exhibit indicated to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 10, 1996 and incorporated herein by reference.

         (3) Filed as the exhibit indicated to the Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 and incorporated herein by reference.