Form 10-K405
period 1997-12-31
FIRST CITY LIQUIDATING TRUST
filed 1998-03-19
CIK 1013047

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [x]

As of February 28, 1998, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

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

                 The Trust has not and, pursuant to the Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and State Street Bank and Trust Company, successor to Fleet National Bank and Shawmut Bank Connecticut, National Association, as Trustee (the "Trust Agreement"), may not engage in the conduct of a trade or business apart from the liquidation of Trust assets and the winding up of the affairs of the Debtor and its subsidiaries. Pursuant to Article VIII of the Trust Agreement, the Trust shall terminate upon the date which is three (3) years and six (6) months after the Effective Date; provided, however, that at least six (6) months prior to such termination, the Portfolio Committee (as defined herein) may, with the approval of the Bankruptcy Court, extend the term of the Trust if necessary to the liquidating purpose thereof. Multiple extensions, if approved by the Bankruptcy Court, are permissible, although the aggregate of all such extensions shall not exceed five (5) years so that, in any event, the Trust shall terminate no later than eight (8) years and six (6) months after the Effective Date.

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

                 In connection with the sale of the Debtor's banks by the FDIC to certain other banks (the "Loss-Sharing Banks"), the FDIC entered into certain agreements (the "Loss- Sharing Agreements") to guarantee certain recoveries on loans acquired by the Loss-Sharing Banks. On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets for approximately $206 million from the Loss-Sharing Banks (the "Loss-Sharing Settlement"). With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements. The Loss-Sharing Settlement was significant to the Trust because it allowed the FDIC to eliminate the loss-sharing reserve that it had maintained to cover the FDIC's obligations under the loss-sharing guarantees, thereby eliminating the uncertainty of future reductions from the reserve and increasing the initial distribution to be made by the FDIC to the Trust.

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

Item 4.          Submission of Matters to a Vote of Security-Holders.

                 As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                    Part II

Item 5.          Market For Registrant's Common Equity and Related Stockholder
                 Matters.

                 The Class A Certificate is held by FirstCity. Through December 31, 1997, the Trust had distributed $188 million to FirstCity as the sole Class A Certificate holder, retiring the Class A Certificate in full.

                 The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 1997, was 65 and 725, respectively. High and low bid prices, as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:

                                                               Class B Beneficial Interests
                                               ----------------------------------------------------------
                                                      1997                                 1996
                                                      ----                                 ----
                                                   Market Price                         Market Price
                                               --------------------                  --------------------
Quarter Ended                                    High        Low                       High        Low
-------------                                  --------    --------                  --------    --------
March 31   . . . . . . . . . .                  $28.88      $25.00                    $17.75      $15.13
June 30  . . . . . . . . . . .                   35.25       28.88                     22.38       17.63
September 30   . . . . . . . .                   37.50       35.25                     23.75       22.38
December 31  . . . . . . . . .                   39.00       37.75                     25.50       23.50

                                                                 Class C Beneficial Interests
                                                ---------------------------------------------------------
                                                        1997                                   1996
                                                        ----                                   ----
                                                    Market Price                           Market Price
                                                ---------------------                   -----------------
Quarter Ended                                     High          Low                      High        Low
-------------                                   -------        ------                   -------    ------
March 31  . . . . . . . . . . .                    --            --                        --          --
June 30 . . . . . . . . . . . .                    --            --                     $ .01       $ .01
September 30  . . . . . . . . .                    --            --                        --          --
December 31   . . . . . . . . .                    --            --                        --          --

No distributions were made to Class B or Class C Certificate holders through December 31, 1997. In January 1998, $17.2 million, or $7.00 per Class B Certificate, was distributed to Class B Certificate holders.

The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses, including a servicing fee to FirstCity (terminated in the first quarter of 1997), and unpaid administrative claims of the Debtor. Second, Trust proceeds were distributed to FirstCity, the sole Class A Certificate holder, for payment of principal and interest on senior subordinated notes, and redemption of FirstCity special preferred stock. The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were canceled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 and $5.1 million through July 15, 1997 for accrued dividends on special preferred stock. In 1997, the Trust, in cooperation with FirstCity, distributed $12.6 million to FirstCity for the repurchase by FirstCity of 537,430 shares of special preferred stock. Pursuant to a June 1997 agreement with FirstCity, the Trust distributed $45.0 million to FirstCity to retire the remainder of the Class A Certificate.

The third order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor. Fourth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the

Trust distributes $14.9 million to Class B Certificate holders, the payment of another $750,000 after approximately $30 million of additional distributions to Class B Certificate holders, and the payment of bonuses in the amount of 5% of any additional distributions to Class B Certificate holders. In January 1998, $17.2 million, or $7.00 per certificate, was distributed to Class B Certificate holders and a $750,000 bonus was paid to certain former employees of the Debtor. The Pour-Over Level (approximately $138 million at December 31, 1997) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments (approximately $55.88 per unit at December 31, 1997) to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

Item 6.          Selected Financial Data.

                                                                                           Inception to
                                                       Year Ended December 31,           December 31, 1995
                                                       ----------------------            -----------------
(Dollars in thousands)                                   1997          1996
                                                       --------     ---------
Income  . . . . . . . . . . . . . . . . . . . . .      $ 45,079     $ 53,014                  $ 33,923
Expenses  . . . . . . . . . . . . . . . . . . . .        12,427       13,249                    10,293
Net income  . . . . . . . . . . . . . . . . . . .        32,652       39,765                    23,630
Distributions on Class "A" Certificate  . . . . .        62,669      120,229                     4,721

At year end:

         Total assets . . . . . . . . . . . . . .        93,963      125,229                   206,464
         Class "A" Certificate  . . . . . . . . .             -       53,617                   162,245
         Class "B" Certificate  . . . . . . . . .        91,300       67,700                    39,536

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 The operations of the Trust since inception are summarized below (dollars in thousands):

                                                        Year Ended December  31,          Inception to
                                                        ------------------------           December 31,
                                                          1997            1996                 1995
                                                        ----------     ----------          -----------
Changes in fair value of trust assets . . . . . . .      $  44,127      $  52,219           $   33,548
Interest income on short-term investments . . . . .            952            795                  375
Interest expense  . . . . . . . . . . . . . . . . .           (155)          (325)              (1,741)
Administrative expense  . . . . . . . . . . . . . .        (12,272)       (12,924)              (8,552)
                                                         ---------      ---------           ----------
       Net income . . . . . . . . . . . . . . . . .      $  32,652      $  39,765           $   23,630
                                                         =========      =========           ==========

                             1997 COMPARED TO 1996

              The estimated fair value of the Trust's assets increased $44.1 million in 1997 as compared to $52.2 million in 1996, an increase attributable to several factors, including the elimination of servicing fees to FirstCity (which were netted against future cash flows) because the Investment Management Agreement was terminated, an increase of $7 million based on the sale of a downtown Houston office building, a $5 million settlement of a professional liability claim and $4 million resulting from the favorable refinancing of the debt of a second downtown Houston office building. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in 1997 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

              Interest income on short-term investments increased in 1997 as compared to 1996 because more excess funds were available. Interest expense in 1997 resulted from the termination of the Investment Management Agreement, as discussed below. In 1996, interest expense resulted from borrowings to facilitate the early redemption of FirstCity senior subordinated notes.

              Administrative expense totaled $12.3 million in 1997 as compared to $12.9 million in 1996. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million in servicing fees, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid. Comparatively, servicing fees paid to FirstCity were only $4.2 million in 1996. Professional fees totaled $2.1 million in 1997 as compared to $3.6 million in 1996.

              Pursuant to a June 1997 agreement with FirstCity, the Trust retired its obligation to FirstCity under the Class A Certificate by paying FirstCity $22.75 per share for the 1,923,481 outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on the nominal stated value ($21 per share) of shares not retired by June 30, 1997.

              The Trust distributed $5.1 million to FirstCity through July 15, 1997, for accrued dividends on special preferred stock. In the first six months of 1997, the Trust, in cooperation with FirstCity, distributed approximately $12.6 million to FirstCity for the repurchase by FirstCity of 537,430 shares of special preferred stock. The Trust distributed $45.0 million to FirstCity under the June 1997 agreement discussed above, reducing the Class A Certificate obligation to zero. These distributions were made possible principally by $58.6 million in net collections on Trust assets in 1997 and cash held at December 31, 1996. The Class B Beneficial Interests were valued at $91.3 million at December 31, 1997, and $17.2 million, or $7.00 per Class B Certificate, was distributed in January 1998.

              Non-cash trust assets at December 31, 1997 and 1996, were comprised of the following (dollars in thousands):

                                                                          December 31,
                                                               ----------------------------------
Estimated Gross Cash Flow by Type of Asset                         1997                  1996
------------------------------------------                     -------------         ------------
Borrowers' obligation on outstanding balance of:
   Performing loans   . . . . . . . . . . .                    $      50,450         $     68,551
   Nonperforming loans    . . . . . . . . .                            2,993                2,363
Receivable from the FDIC  . . . . . . . . .                            2,000                2,000
Real estate and other assets  . . . . . . .                           44,203               49,122
                                                               -------------         ------------
   Total    . . . . . . . . . . . . . . . .                           99,646              122,036
                                                               -------------         ------------
   Discount required to reflect trust assets at
        estimated fair value    . . . . . .                          (13,631)             (32,936)
                                                               -------------         ------------
Trust assets, net   . . . . . . . . . . . .                    $      86,015         $     89,100
                                                               =============         ============

                 For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At December 31, 1997 and 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

                 One of the most significant assets of the Trust is a 67% interest in a partnership which owns a downtown Houston office building. The 67% interest was under contract for sale to one party for a price of $18.5 million. A second party (the 33% partnership interest owner) had certain rights of first refusal and consent to transfer which may or may not have been properly exercised, and prevented closing with the first party under the original contract which expired on October 14, 1997. The original buyer has sued the Trust and the 33% partnership interest owner for specific performance. Although neither party is quarreling with the Trust about the sales price, the matter is now in litigation and may lead to considerable delays in disposition of the asset. After a favorable refinancing of debt of the office building, which included additional investment by the Trust, and based on current appraisals, cash flow and profitability, the partnership interest was valued at $20 million on December 31, 1997.

                 At December 31, 1997, the Trust also held certain claims, such as claims under fidelity bonds and judgments and deficiencies, arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset value of the Trust was derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. No value was assigned at December 31, 1997. In the first quarter of 1997, a claim (valued at $8 million on December 31, 1996) against former directors and officers of the Debtor of approximately $8 million was collected. A professional liability claim of $5 million was also received in 1997.

                 In the first quarter of 1998, the Trust negotiated and received a settlement of approximately $22 million (which will be reflected in results of operations for the first quarter of 1998) from its fidelity bond carriers. As a result of this settlement, there are no remaining claims of this nature.

                             1996 COMPARED TO 1995

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

                 Several factors contributed to the $33.5 million increase in estimated fair value of the Trust's assets during the period July 3, 1995 (inception) through December 31, 1995. First in order of magnitude was the increase in value of certain assets of the Trust after their initial valuation, resulting from the subsequent occurrence of certain unforeseen or contingent events that enhanced the value of such assets by resolving various fundamental uncertainties that had a depressive effect on their initial valuations. The valuation of two of the Trust's assets is illustrative of how this factor operated to increase the net asset value of the Trust assets during the relevant period. One of the Trust's assets consisted of two parcels of property and a related piece of litigation (the "REO Asset"). At the time of the initial valuation, the real property was valued at approximately $13 million and the related litigation, still actively contested at the time, was valued at only approximately $5 million, resulting in an aggregate value of approximately $18 million. Subsequently, the parties to the litigation entered into a settlement requiring payments to the Trust which effectively increased the aggregate value of the REO Asset to approximately $32 million, an increase of approximately $14 million over the original valuation. Another asset of the Trust was a large note on a building, the value of which was dependent on a certain lease (the "Lease"). As the Trust was uncertain whether the Lease could be renewed, the value initially assigned to the building and related note was only approximately $22 million. When the Lease was later renewed, and the uncertainty as to the value of the building and related note clarified, the year-end value of the note was increased to approximately $33 million, an increase of approximately $11 million over its initial valuation. The cases of the REO Asset and the building and related note account, in the aggregate, for approximately $25 million, or approximately 75%, of the increase in the net asset value of the Trust's assets in 1995. A second factor contributing to the sharp increase in the net asset value of the Trust was the discovery after the initial valuation of approximately $5 million in assets which were previously unknown to be held by the Trust. The addition of these assets accounts for another 15% of the increase in net asset value. Although it is not feasible to quantify their respective contributions to the remaining portion of the increase, the Trust believes that among the factors accounting for the residual component of the increase in net asset value are: (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the stimulating effect this had on the marketability of real estate; (ii) increased earnings from accelerated collections on certain assets; (iii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases; and (iv) the enhanced value of certain assets as the Trust and the servicer's knowledge and understanding of the assets increased.

                 Because of lower average debt levels of the Trust, more funds were available to invest short-term, resulting in interest income of $.8 million in 1996 compared with $.4 million in 1995. Interest expense in 1996 decreased to $.3 million from $1.7 million in 1995, as a result of repayment by November 1995 of $73 million borrowed by the Trust on July 12, 1995. In 1996, borrowings by the Trust to enable FirstCity to redeem early senior subordinated notes were outstanding only for a short period of time.

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

                 The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were canceled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 for accrued dividends on special preferred stock. These distributions were made possible principally by $158 million in collections on Trust assets in 1996.

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

Item 8.          Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                                    DECEMBER 31,
                                                                        -----------------------------------
                                                                            1997                  1996
                                                                        --------------        -------------
              Assets, at estimated fair value

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $       7,948        $      36,129
Trust assets, net . . . . . . . . . . . . . . . . . . . . . . . . .             86,015               89,100
                                                                         -------------        -------------
       Total assets . . . . . . . . . . . . . . . . . . . . . . . .             93,963              125,229
                                                                         -------------        -------------

              Less liabilities at face or estimated amount

Payables and accrued liabilities  . . . . . . . . . . . . . . . . .              2,663                3,912
                                                                        --------------        -------------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . .              2,663                3,912
                                                                        --------------        -------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . .                 --                   --

              Trust net asset value attributable to:

Class "A" Certificate, held by FirstCity Financial Corporation  . .                 --               53,617
Class "B" Certificate, 2,460,911 units outstanding  . . . . . . . .             91,300               67,700
Class "C" Certificate, 738,273 units outstanding  . . . . . . . . .                 --                   --
                                                                        --------------        -------------
       Total net asset value  . . . . . . . . . . . . . . . . . . .     $       91,300        $     121,317
                                                                        ==============        =============

                     CONSOLIDATED STATEMENTS OF INCOME AND
                   CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,           INCEPTION TO
                                                          -----------------------------         DECEMBER 31,
                                                             1997              1996                 1995
                                                          ----------      -------------        -------------
Changes in fair value of trust assets . . . . . .         $   44,127     $       52,219        $      33,548
Interest income on short-term investments . . . .                952                795                  375
Interest expense  . . . . . . . . . . . . . . . .               (155)              (325)              (1,741)
Administrative expense  . . . . . . . . . . . . .            (12,272)           (12,924)              (8,552)
                                                          ----------      -------------        -------------
       Net income . . . . . . . . . . . . . . . .             32,652             39,765               23,630
                                                          ----------      -------------        -------------
Net asset value, beginning of period  . . . . . .            121,317            201,781                   --
Contribution of net assets by First City
       Bancorporation of Texas, Inc.  . . . . . .                 --                 --              182,872
Distributions on Class "A" Certificate  . . . . .            (62,669)          (120,229)              (4,721)
                                                          ----------      -------------        -------------
Net asset value, end of period  . . . . . . . . .         $   91,300      $     121,317        $     201,781
                                                          ==========      =============        =============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,        INCEPTION TO
                                                                   -------------------------       DECEMBER 31,
                                                                     1997             1996             1995
                                                                   ---------       ---------       ------------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . .  $  32,652       $  39,765       $     23,630
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Changes in fair value of trust assets   . . . . . . . . . .    (44,127)        (52,219)           (33,548)
      Collections on trust assets, net of advances  . . . . . . .     58,551         158,323            107,371
      Capital improvements on trust assets  . . . . . . . . . . .    (11,529)             --                 --
      Purchase of Loss-Sharing assets   . . . . . . . . . . . . .         --              --           (205,513)
      Decrease in estimated administrative claims   . . . . . . .         --          (3,486)           (10,516)
      Increase (decrease) in payables and accrued liabilities . .     (1,059)            715              1,197
                                                                   ---------       ---------       ------------
         Net cash provided by (used in) operating activities. . .     34,488         143,098           (117,379)
                                                                   ---------       ---------       ------------

Cash flows from investing activities:
   Advance to FirstCity Financial Corporation   . . . . . . . . .         --              --             (2,000)
   Repayment of advance to FirstCity Financial Corporation  . . .         --           2,000                 --
   Purchase of FirstCity senior subordinated notes  . . . . . . .         --          (4,000)                --
   Redemption of FirstCity senior subordinated notes  . . . . . .         --           3,000                 --
                                                                   ---------       ---------       ------------
         Net cash provided by (used in) investing activities. . .         --           1,000             (2,000)
                                                                   ---------       ---------       ------------

Cash flows from financing activities:
   Borrowings under notes payable to banks  . . . . . . . . . . .         --          52,300             73,000
   Payments of notes payable to banks   . . . . . . . . . . . . .         --         (52,300)           (73,000)
   Advance from FirstCity Financial Corporation   . . . . . . . .         --              --              4,728
   Repayment of advance from FirstCity Financial
      Corporation   . . . . . . . . . . . . . . . . . . . . . . .         --              --             (4,728)
   Capital contribution of First City Bancorporation
      of Texas, Inc.  . . . . . . . . . . . . . . . . . . . . . .         --              --            135,360
   Distributions on Class "A" Certificate   . . . . . . . . . . .    (62,669)       (119,229)            (4,721)
                                                                   ---------       ---------       ------------

         Net cash provided by (used in) financing activities. . .    (62,669)       (119,229)           130,639
                                                                   ---------       ---------       ------------

   Net increase (decrease) in cash and cash equivalents   . . . .  $ (28,181)      $  24,869       $     11,260
   Cash and cash equivalents, beginning of period   . . . . . . .     36,129          11,260                 --
                                                                   ---------       ---------       ------------
   Cash and cash equivalents, end of period   . . . . . . . . . .  $   7,948       $  36,129       $     11,260
                                                                   =========       =========       ============
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest   . . . . . . . . . . . . . . . . . . . . . . .  $     155       $     325       $      1,741
                                                                   =========       =========       ============
      Non-cash financing activities:
         Non-cash net assets contributed by First City
            Bancorporation of Texas, Inc.   . . . . . . . . . . .  $      --       $      --       $     47,512

         Cancellation of FirstCity senior subordinated notes  . .         --           1,000                 --
         Accrual of unclaimed assets  . . . . . . . . . . . . . .         --           2,000                 --


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995


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

         Pursuant to the Plan, substantially all of the legal and beneficial interests in the assets of the Debtor, other than $20 million in cash contributed to FirstCity, were transferred to FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, has received from the Trust amounts sufficient to pay certain expenses and FirstCity's obligations under its 9% senior subordinated notes and its special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class B and the Class C certificates of beneficial interests in the Trust. The Trust is administered by a four-person portfolio committee (the "Portfolio Committee"). The net assets of the Debtor transferred to the Trust on July 3, 1995, consisted of the following (dollars in thousands):

                 Cash and cash equivalents  . . . . . . . . . . .            $135,360
                 Trust assets   . . . . . . . . . . . . . . . . .              61,514
                 Estimated claims and accrued liabilities                     (14,002)
                                                                             --------
                                                                             $182,872
                                                                             ========

         In connection with the sale of the Debtor's banks by the FDIC to third-party acquirers (the "Loss-Sharing Banks"), the FDIC guaranteed certain recoveries on loans acquired by the Loss-Sharing Banks. (These agreements are referred to as "Loss-Sharing Agreements".) On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets (the "Loss-Sharing Settlement") for approximately $206 million from the Loss-Sharing Banks. With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


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

         (3)     Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1997 and 1996, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

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

         In addition to the assets described above, the Trust also holds certain claims, such as claims under fidelity bonds and judgments and deficiencies, arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset values of the Trust were derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. No value was assigned at December 31, 1997. Such claims were valued at approximately $8 million

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         at December 31, 1996, and subsequently collected in 1997. In the first quarter of 1998, the Trust negotiated and is expected to receive, in March 1998, a settlement of approximately $22 million (which will be reflected in results of operations for the first quarter of 1998) from its fidelity bond carriers. As a result of this settlement, there will be no remaining claims of this nature.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)



(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                         December 31,
                                                                  ---------------------------
         Estimated Gross Cash Flow by Type of Asset                  1997             1996
         ------------------------------------------               ----------     ------------
         Borrowers' obligation on outstanding balance of:
          Performing loans   . . . . . . . . . . . . . .          $   50,450     $     68,551
          Nonperforming loans    . . . . . . . . . . . .               2,993            2,363
         Receivable from the FDIC  . . . . . . . . . . .               2,000            2,000
         Real estate and other assets  . . . . . . . . .              44,203           49,122
                                                                  ----------     ------------
          Total    . . . . . . . . . . . . . . . . . . .              99,646          122,036
                                                                  ----------     ------------

          Discount required to reflect trust assets at
              estimated fair value   . . . . . . . . . .             (13,631)         (32,936)
                                                                  ----------     ------------

         Trust assets, net . . . . . . . . . . . . . . .          $   86,015     $     89,100
                                                                  ==========     ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis.
         At December 31, 1997 and 1996, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

(C)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds were distributed to FirstCity, the sole Class A Certificate holder, for payment of principal and interest on senior subordinated notes and redemption of special preferred stock. Pursuant to a June 1997 agreement with FirstCity, the Trust retired its obligation to FirstCity under the Class A Certificate by paying FirstCity $22.75 per share for the 1,923,481 outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on the nominal stated value ($21 per share) of shares not retired by June 30, 1997. The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were canceled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 and $5.1 million through July 15, 1997 for accrued dividends on special preferred stock. In 1997, the Trust, in cooperation with FirstCity, distributed approximately

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         $12.6 million to FirstCity for the repurchase by FirstCity of 537,430 shares (nominal stated value of $11.3 million) of special preferred stock. The Trust has distributed $45.0 million to FirstCity under the June 1997 agreement discussed above, reducing the Class A Certificate obligation to zero.

         The third order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor. Fourth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust distributes $14.9 million to Class B Certificate holders, the payment of another $750,000 after approximately $30 million of additional distributions to Class B Certificate holders, and the payment of bonuses in the amount of 5% of any additional distributions to Class B Certificate holders. In January 1998, $17.2 million, or $7.00 per certificate, was distributed to Class B Certificate holders and a $750,000 bonus was paid to certain former employees of the Debtor. The Pour-Over Level (approximately $138 million at December 31, 1997) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments (approximately $55.88 per unit at December 31, 1997) to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

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

(D)      Investment Management Agreement

         Pursuant to an investment management agreement, FirstCity managed the liquidation of Trust assets and the Trust paid FirstCity a 3% servicing fee on collections (as defined in the Investment Management Agreement) up to a specified level of collections. Thereafter, the servicing fee percentage increased with additional levels of collections. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid. Administrative expense included $6.8 million in

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         1997, $4.2 million in 1996 and $3.1 million for the period from inception through December 31, 1995, for servicing fees.

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

                          INDEPENDENT AUDITORS' REPORT


The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

         We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries (the "Trust") as of December 31, 1997 and 1996, and the related consolidated statements of income and changes in net asset value in liquidation, and cash flows for each of the years in the two-year period ended December 31, 1997, and for the period from July 3, 1995 (effective date of inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and changes in net asset value in liquidation and cash flows for each of the years in the two-year period ended December 31, 1997, and for the period July 3, 1995 (effective date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.




                                      KPMG Peat Marwick LLP




Houston, Texas
February 27, 1998

                          FIRSTCITY LIQUIDATING TRUST
                  SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                               1997                                           1996
                                --------------------------------------------    -----------------------------------------------
                                  First       Second      Third      Fourth      First       Second        Third       Fourth
                                 Quarter     Quarter     Quarter     Quarter    Quarter      Quarter      Quarter      Quarter
                                --------    --------    --------    --------    --------     --------     --------     --------
Changes in fair value
    of trust assets ..........  $ 11,761    $ 16,508    $  3,888    $ 11,970    $ 15,323     $ 10,576     $ 10,591     $ 15,729
Interest income on
    short-term investments ...       402         378          78          94         323          147          167          158
Interest expense .............      (155)         --          --          --         (15)         (96)        (214)          --
Administrative expense .......    (7,922)     (1,351)     (1,235)     (1,764)     (3,325)      (3,589)      (2,749)      (3,261)
                                --------    --------    --------    --------    --------     --------     --------     --------
          Net income .........  $  4,086    $ 15,535    $  2,731    $ 10,300    $ 12,306     $  7,038     $  7,795     $ 12,626
                                ========    ========    ========    ========    ========     ========     ========     ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

         Role of the Portfolio Committee

         Pursuant to Article IV of the Trust Agreement, except where expressly limited by the terms of the Trust Agreement, all of the management and executive authority over the Trust resides in the four-member Portfolio Committee (subject to increase and reduction). The Trust Agreement provides that such four members are initially Rick R. Hagelstein (the "Chief Credit Officer Member Position"), Robert W. Brown (the "Robert W. Brown Member Position"), and Richard E. Bean and David Palmer, as the two members designated by the Equity Committee (the "Equity Committee Member Positions"). All have been members of the Portfolio Committee since the Effective Date. Background information and the employment histories of Messrs. Bean, Brown, Hagelstein and Palmer are set forth below.

         Richard E. Bean, 54, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity and TransAmerican Waste Industries, Inc.

         Robert W. Brown, 49, has been President of FCLT Loans Asset Corp. since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the

Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date. Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the Federal bankruptcy laws in December 1994.

         Rick R. Hagelstein, 51, has been Executive Vice President and Director of Subsidiary Operation of FirstCity since November 1996. Prior thereto, Mr. Hagelstein served as Executive Vice President and Chief Credit Officer of FirstCity since the Effective Date, and was Executive Vice President and Chief Credit Officer of J-Hawk from 1990 until the Merger. Mr. Hagelstein is also currently a director of FirstCity.

         David Palmer, 55, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York--Fredonia, New York.

         Other Executive Officers

         Chris J. O'Mara, 46, has been Vice President of FCLT Loans Asset Corp. since January 1996. Prior thereto, Mr. O'Mara was an independent contractor in the financial services industry from 1993 to 1996 (and a contractor of the Trust from August, 1995 to January, 1996). Mr. O'Mara was Executive Vice President and Division Manager of First City, Texas- Houston, N.A. from 1991 to 1993.

         Jerry D. Thompson, 42, has been Vice President of FCLT Loans Asset Corp. since February 1997. Prior thereto, Mr. Thompson was Vice President of FCB Real Estate Services, Inc., a subsidiary of the Trust and the Debtor.

         Ron Lawless, 51, has been President of First City Life Insurance Company, a subsidiary of the Trust and the Debtor, for the past five years.

         Role of the Trustee

         Although all of the management and executive authority over the Trust resides in the Trustee, the Trustee functions as a directed Trustee under the sole and absolute discretion of the Portfolio Committee and may not exercise discretion in the management and conduct of the liquidation of the Trust assets. The Trustee has no authority or right to refuse to act when so ordered or directed to do so by the Portfolio Committee. The Trustee is State Street Bank and Trust Company, formerly Fleet National Bank and Shawmut Bank Connecticut, N.A. There have been no changes in the Trustee through the date of this Form 10-K.

         Role of the Investment Manager

         Pursuant to the terms of the Investment Management Agreement, the role of the Investment Manager was to manage and service collection and liquidation of the Trust assets. The Investment Manager was paid an incentive fee, which is described more fully in Item 13 below. The Investment Management Agreement was terminated on March 24, 1997.

Item 11. Executive Compensation.

         Compensation of the Trustee

         The compensation paid by the Trust to the Trustee consisted of a one time acceptance fee of $9,000 in 1995 and payments of administrative and registrar fees aggregating approximately $20,500 in 1997, $20,500 in 1996 and $26,500 in 1995. Unless renegotiated, annual administrative and registrar fees to be paid to the Trustee shall remain constant.

         Compensation of the Portfolio Committee

         Pursuant to the terms of Article X of the Trust Agreement, the Portfolio Committee consists of the following four members: Rick R. Hagelstein in the Chief Credit Officer Member Position, Robert W. Brown in the Robert W. Brown Member Position, and two members as designated by the Equity Committee, who at present are Richard E. Bean and David Palmer. Pursuant to Section
10.1.1 of the Trust Agreement, Messrs. Bean and Palmer, or their respective successors, each receives compensation for his services as a member of the Portfolio Committee in an amount equal to $12,000 per annum, payable in $3,000 increments on the first day of each calendar quarter. In addition, pursuant to a resolution of the Board of Directors of Loans Asset Corp., Messrs. Bean and Palmer each receive $1,000 for each Portfolio Committee meeting which they attend. The other two members are not separately compensated for their services as members of the Portfolio Committee.

         Compensation of Executive Officers

         Executive officers of the Trust received compensation from the Effective Date through December 31, 1997 as set forth in the following table:


                                                            ANNUAL COMPENSATION
         NAME AND                                    --------------------------------
    PRINCIPAL POSITION               YEAR(1)           SALARY                BONUS
---------------------------          -------         -----------         ------------
Robert W. Brown                       1997          $    250,000          $    25,000
  -  President of FCLT                1996               250,000               25,000
     Loans Asset Corp.                1995               125,000 (2)               --

Chris J. O'Mara                       1997          $    125,000          $    12,500
  -  Vice President of FCLT           1996               117,472               37,500
     Loans Asset Corp.

Jerry D. Thompson                     1997          $     96,600          $    35,000
 --  Vice President of FCLT           1996                80,000                8,000
     Loans Asset Corp.                1995                40,000 (2)               --

Ron Lawless                           1997          $     88,731          $    34,000
 --  President of First City          1996                85,000                8,500
     Life Insurance Company           1995                42,500 (2)               --

------------------

(1) The employment of Mr. Brown, Mr. Thompson and Mr. Lawless commenced on July 3, 1995. The employment of Mr. O'Mara commenced in January, 1996.

(2) Only reflects salary paid to Mr. Brown, Mr. Thompson and Mr. Lawless from July 3, 1995 through December 31, 1995.

         Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on September 30, 1998. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. The Brown Employment Agreement also provides for several performance-oriented conditional bonuses which are determined as follows: (i) a bonus in the amount of $250,000 was paid to Mr. Brown in January 1998 after the fulfillment of all of the following: (a) all Class 1, 2, 3, 4, 5 and 8 creditor claims (in the approximate amount of $80 million) were paid in full in accordance with the terms of the Plan, (b) the holders of the senior subordinated notes were paid in full (in the approximate amount of $115 million, including interest) and (c) the holders of the special preferred stock and the holders of Class B Certificates were paid in cash a total of $100 million; (ii) a conditional bonus in the amount of $250,000 shall be paid to Mr. Brown within thirty (30) days of the fulfillment of all of the conditions set forth in (i) above and if an additional aggregate $30 million has been paid to the Class B Certificate holders and (iii) a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the special preferred stock, the Class

B Certificates and the Class C Certificates shall be paid to Mr. Brown within thirty (30) days of each such additional distribution. The payment of such conditional bonuses to Mr. Brown are to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement. Mr. Brown is also eligible for enrollment in certain benefit plans which FCLT Loans Asset Corp. may have in effect from time to time, including, but not limited to, hospital, surgery, major medical, dental, vacation, sick leave, disability and life insurance on the same terms and conditions as these benefits are provided for or made available to other employees. Prior to March 31, 1997, Mr. Brown was a participant in the 401(k) plan of FirstCity, although amounts contributed to match a portion of any contribution made into the 401(k) plan by Mr. Brown, were made into such plan on Mr. Brown's behalf by the Trust.

         Pursuant to Section 9.8 of the Plan, Mr. Brown (as described in the previous paragraph), along with C. Ivan Wilson, Joe S. Greak, former employees of the Debtor and certain employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. Pursuant to Exhibit O, Mr. Brown received a cash payment from the Debtor in the amount of $500,000 immediately prior to the formation of the Trust. In January 1998, bonuses totaling $750,000 ($250,000 to Mr. Brown) were paid pursuant to Exhibit O.

         Compensation of the Investment Manager

         The liquidation of the assets transferred to the Trust pursuant to the Plan were managed by FirstCity, in return for which FirstCity received a servicing fee as set forth in the Investment Management Agreement. See Item 13 below for a more detailed discussion regarding the compensation arrangement between the Trust and FirstCity. The Investment Management Agreement was terminated on March 24, 1997.

         Reimbursement Arrangement with FirstCity

         Prior to March 31, 1997, the Trust had entered into an oral reimbursement arrangement (the "Reimbursement Arrangement") with FirstCity. Pursuant to such Reimbursement Arrangement, FirstCity paid the salaries of and disbursed the checks to all of the employees on the payroll of the Trust. The Trust then reimbursed FirstCity for all sums paid out to the employees of the Trust by FirstCity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   (a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

   (b) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of January 31, 1998, by the members of the Portfolio Committee. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.

                                                                        NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                                            AND PERCENTAGE OF OUTSTANDING
                                                                               CLASS B BENEFICIAL INTERESTS
                                                                                AS OF JANUARY 31, 1998
                                                                       ----------------------------------------
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

                                                                        NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                                            AND PERCENTAGE OF OUTSTANDING
                                                                             CLASS C BENEFICIAL INTERESTS
                                                                                AS OF JANUARY 31, 1998
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

--------------------

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

         The Trust has no knowledge of any arrangements which may result in a change of control of the Trust. However, in the event that the position on the Portfolio Committee held by Robert W. Brown is vacated for any reason, the number of Portfolio Committee members will be permanently reduced to three. In such instance, two of the three current remaining members of the Portfolio Committee will be affiliated with FirstCity and, as a result, FirstCity may be deemed to have some control over Portfolio Committee decisions.


Item 13. Certain Relationships and Related Transactions.

         Investment Management Agreement with FirstCity

         In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid. The Trust paid FirstCity servicing fees of $6.8 million in 1997, $4.2 million in 1996 and $3.1 million in 1995.

         Distributions to FirstCity as Class A Certificate Holder

         As the sole holder of the Class A Certificate, FirstCity received distributions from the Trust to (i) pay certain expenses, (ii) pay obligations under its senior subordinated notes, $106.7 million of which were issued by FirstCity as a result of the implementation of the Plan and the consummation of the Merger, all of which have now been redeemed, and (iii) redeem and pay dividends on $51.7 million of special preferred stock which was issued to certain former security holders of the Debtor as a result of the implementation of the Plan and the consummation of the Merger. Pursuant to a June 1997 agreement with FirstCity, the Trust retired its obligation to FirstCity under the Class A Certificate by paying FirstCity $22.75 per share for the 1,923,481 outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on the nominal stated value ($21 per share) of shares not retired by June 30, 1997. The Trust distributed $105.7 million to FirstCity in 1996 for the early redemption of senior subordinated notes and $1 million senior subordinated notes held by the Trust were canceled. In addition, the Trust distributed $9.6 million to FirstCity in 1996 and $5.1 million through July 15, 1997 for accrued dividends on special preferred stock. In 1997, the Trust, in cooperation with FirstCity, distributed approximately $12.6 million to FirstCity for the repurchase by FirstCity of 537,430 shares (nominal stated value of $11.3 million) of special preferred stock. The Trust distributed $45.0 million to FirstCity under the June 1997 agreement discussed above, reducing the Class A Certificate obligation to zero.

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

         3.        Exhibits

         Exhibit
           No.                             Description
         -----   --------------------------------------------------------------
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

         10.3(3) Conveyance and Indemnification Agreement, dated December 23,
                 1996, between FDIC-Corporate, the FDIC- Receivers, FCLT Loans,
                 L.P. and the Trust.

         10.4(3) Termination Agreement, dated March 24, 1997, by and between
                 FirstCity and the Trust.

         10.5(4) New Special Preferred Stock Distribution Agreement, dated June
                 30, 1997, by and between FirstCity and the Trust.

         21.1(1) Subsidiaries of the Trust.

         27.1    Financial Data Schedule.

-------------------------

         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

         (2) Filed as the exhibit indicated to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 10, 1996 and incorporated herein by reference.

         (3) Filed as the exhibit indicated to the Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission and incorporated herein by reference.

         (4) Filed as the exhibit indicated to the Form 10-Q for the quarterly period ended June 30, 1997 filed with the Securities and Exchange Commission and incorporated herein by reference.

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STATE STREET BANK AND TRUST
                                   COMPANY, as Trustee



Date: March 19, 1998               /s/ Susan T. Keller
                                   ----------------------------------
                                   Name:  Susan T. Keller
                                        -----------------------------
                                   Title: Vice President
                                         ----------------------------

                               INDEX TO EXHIBITS

         Exhibit
           No.                             Description
         -----   --------------------------------------------------------------
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

         10.3(3) Conveyance and Indemnification Agreement, dated December 23,
                 1996, between FDIC-Corporate, the FDIC- Receivers, FCLT Loans,
                 L.P. and the Trust.

         10.4(3) Termination Agreement, dated March 24, 1997, by and between
                 FirstCity and the Trust.

         10.5(4) New Special Preferred Stock Distribution Agreement, dated June
                 30, 1997, by and between FirstCity and the Trust.

         21.1(1) Subsidiaries of the Trust.

         27.1    Financial Data Schedule.

-----------------------

         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

         (2) Filed as the exhibit indicated to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 10, 1996 and incorporated herein by reference.

         (3) Filed as the exhibit indicated to the Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission and incorporated herein by reference.

         (4) Filed as the exhibit indicated to the Form 10-Q for the quarterly period ended June 30, 1997 filed with the Securities and Exchange Commission and incorporated herein by reference.