Form 10-Q
period 1998-03-31
FIRST CITY LIQUIDATING TRUST
filed 1998-04-29
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1998, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                                        MARCH 31,      DECEMBER 31,
                                                                          1998             1997
                                                                      ------------     ------------
               Assets, at estimated fair value                        (unaudited)
Cash and cash equivalents .......................................     $     32,911     $      7,948
Trust assets, net ...............................................           66,134           86,015
                                                                      ------------     ------------
       Total assets .............................................           99,045           93,963
                                                                      ------------     ------------

               Less liabilities at face or estimated amount
Payables and accrued liabilities ................................            1,945            2,663
                                                                      ------------     ------------
       Total liabilities ........................................            1,945            2,663
                                                                      ------------     ------------
Commitments and contingencies ...................................               --               --

               Trust net asset value attributable to:
Class "B" Certificate, 2,460,911 units outstanding ..............           97,100           91,300
Class "C" Certificate, 738,273 units outstanding ................               --               --
                                                                      ------------     ------------
       Total net asset value ....................................     $     97,100     $     91,300
                                                                      ============     ============


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          1998             1997
                                                                      ------------     ------------
Changes in fair value of trust assets ...........................     $     24,766     $     11,761
Interest income on short-term investments .......................              185              402
Interest expense ................................................               --             (155)
Administrative expense ..........................................           (1,925)          (7,922)
                                                                      ------------     ------------
       Net income ...............................................           23,026            4,086
                                                                      ------------     ------------
Net asset value, beginning of period ............................           91,300          121,317
Distributions on Class "A" Certificate ..........................               --          (10,274)
Distributions on Class "B" Certificate ..........................          (17,226)              --
                                                                      ------------     ------------
Net asset value, end of period ..................................     $     97,100     $    115,129
                                                                      ============     ============


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          1998              1997
                                                                      ------------      ------------
Cash flows from operating activities:
    Net income ..................................................     $     23,026      $      4,086
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Changes in fair value of trust assets .....................          (24,766)          (11,761)
      Collections on trust assets, net of advances ..............           44,621            16,760
      Capital improvements on trust assets ......................               --            (1,315)
      Decrease in payables and accrued liabilities ..............             (692)           (1,324)
                                                                      ------------      ------------
          Net cash provided by operating activities .............           42,189             6,446
                                                                      ------------      ------------


Cash flows from financing activities:
    Distributions on Class "A" Certificate ......................               --           (10,274)
    Distributions on Class "B" Certificate ......................          (17,226)               --
                                                                      ------------      ------------

          Net cash used in financing activities .................          (17,226)          (10,274)
                                                                      ------------      ------------

    Net increase (decrease) in cash and cash equivalents ........     $     24,963      $     (3,828)
    Cash and cash equivalents, beginning of period ..............            7,948            36,129
                                                                      ------------      ------------
    Cash and cash equivalents, end of period ....................     $     32,911      $     32,301
                                                                      ============      ============
    Supplemental disclosure of cash flow information:
       Cash paid during the period for:
          Interest ..............................................     $         --      $        155
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998


(A)     Basis of Presentation

        The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at March 31, 1998, and its changes in net asset value in liquidation and cash flows for the three month periods ended March 31, 1998 and 1997.

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

(B)     Trust Assets

        Trust assets are comprised of the following (dollars in thousands):


                                                                    March 31,     December 31,
        Estimated Gross Cash Flow by Type of Asset                    1998            1997
        ------------------------------------------                ------------    ------------
                                                                  (unaudited)
        Borrowers' obligation on outstanding balance of:
            Performing loans ..................................   $     31,269    $     50,450
            Nonperforming loans ...............................          2,948           2,993
        Receivable from the FDIC ..............................          2,000           2,000
        Real estate and other assets ..........................         42,476          44,203
                                                                  ------------    ------------
            Total .............................................         78,693          99,646
                                                                  ------------    ------------

            Discount required to reflect trust assets at
                 estimated fair value .........................        (12,559)        (13,631)
                                                                  ------------    ------------

        Trust assets, net .....................................   $     66,134    $     86,015
                                                                  ============    ============


        For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 1998 and December 31, 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)



         In the first quarter of 1998, the Trust negotiated and received a settlement of approximately $22 million from its fidelity bond carriers. As a result of this settlement, there are no remaining claims of this nature.

(C)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate. The third order of distribution of Trust proceeds is payments pursuant to employment agreements with certain former employees of the Debtor.

         Fourth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $750,000 in bonuses to certain former employees of the Debtor after the Trust distributes $14.9 million to Class B Certificate holders, the payment of another $750,000 after approximately $30 million of additional distributions to Class B Certificate holders, and the payment of bonuses in the amount of 5% of any additional distributions to Class B Certificate holders. In the first quarter of 1998, $17.2 million, or $7.00 per certificate, was distributed to Class B Certificate holders and a $750,000 bonus was paid to certain former employees of the Debtor. In April 1998, $28.3 million, or $11.50 per certificate, was distributed to Class B Certificate holders and a $763,000 bonus was paid to certain former employees of the Debtor.

         The Pour-Over Level (approximately $123 million at March 31, 1998) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. Lastly, Class C Certificate holders receive distributions, if any, after all required payments (approximately $50.10 per unit at March 31, 1998) to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

         The ultimate amounts to be distributed to the holders of the B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash Trust assets. The determination of the net asset value of the Trust in the accompanying consolidated statements of net assets in liquidation is based upon estimates of future cash flows. The actual cash

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         flows and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

(D)      Investment Management Agreement

         Pursuant to the Investment Management Agreement, FirstCity managed the liquidation of Trust assets and the Trust paid FirstCity a servicing fee on collections. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million (included in administrative expense), plus interest at a rate of 10 percent per annum from January 1, 1997 until paid.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The operations of the Trust for the first quarter of 1998 and 1997 are summarized below (dollars in thousands):


                                                 First Quarter    First Quarter
                                                     1998             1997
                                                 -------------    -------------
Changes in fair value of trust assets ........   $      24,766    $      11,761
Interest income on short-term investments ....             185              402
Interest expense .............................              --             (155)
Administrative expense .......................          (1,925)          (7,922)
                                                 -------------    -------------
       Net income ............................   $      23,026    $       4,086
                                                 =============    =============


               The estimated fair value of the Trust's assets increased $24.8 million in the first quarter of 1998 as compared to $11.8 million in the first quarter of 1997, an increase attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers. The estimated fair value in the first quarter of 1997 increased, in part due to the elimination of servicing fees to FirstCity (which were netted against future cash flows) because the Investment Management Agreement was terminated. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first quarter of 1998 and 1997 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

               Interest income on short-term investments decreased in the first quarter of 1998 as compared to the first quarter of 1997 because less excess funds were available. Interest expense in the first quarter of 1997 resulted from the termination of the Investment Management Agreement, as discussed below.

               Administrative expense totaled $1.9 million in the first quarter of 1998 as compared to $7.9 million in the first quarter of 1997. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid (resulting in no servicing fees in 1998). A $750,000 bonus, based on distributions to Class B Certificate holders, was paid in the first quarter of 1998 (there was no bonus in 1997). Professional fees totaled $.3 million in the first quarter of 1998 as compared to $.4 million in the first quarter of 1997.

               In the first quarter of 1998, the Trust distributed $17.2 million, or $7.00 per certificate, to Class B Certificate holders. This distribution was made possible principally by $44.6 million in net collections on Trust assets in 1998. The Class B Beneficial Interests were valued at $97.1 million at March 31, 1998. In April 1998, the Trust distributed an additional $28.3 million, or $11.50 per certificate, to Class B Certificate holders.

               Non-cash trust assets at March 31, 1998 and December 31, 1997 were comprised of the following (dollars in thousands):


                                                     March 31,     December 31,
Estimated Gross Cash Flow by Type of Asset             1998            1997
------------------------------------------         ------------    ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................   $     31,269    $     50,450
    Nonperforming loans ........................          2,948           2,993
Receivable from the FDIC .......................          2,000           2,000
Real estate and other assets ...................         42,476          44,203
                                                   ------------    ------------
    Total ......................................         78,693          99,646
                                                   ------------    ------------
    Discount required to reflect trust assets at
         estimated fair value ..................        (12,559)        (13,631)
                                                   ------------    ------------
Trust assets, net ..............................   $     66,134    $     86,015
                                                   ============    ============


               For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At March 31, 1998 and December 31, 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

               One of the most significant assets of the Trust is a 67% interest in a partnership which owns a downtown Houston office building. The 67% interest was under contract for sale to one party for a price of $18.5 million. A second party (the 33% partnership interest owner) had certain rights of first refusal and consent to transfer which may or may not have been properly exercised, and prevented closing with the first party under the original contract which expired on October 14, 1997. The original buyer has sued the Trust and the 33% partnership interest owner for specific performance. Although neither party is quarreling with the Trust about the sales price, the matter is now in litigation and may lead to considerable delays in disposition of the asset. After a favorable refinancing of debt of the office building, which included additional investment by the Trust, and based on current appraisals, cash flow and profitability, the partnership interest was valued at $20.5 million on March 31, 1998.

               In the first quarter of 1998, the Trust negotiated and received a settlement of approximately $22 million from its fidelity bond carriers. As a result of this settlement, there are no remaining claims of this nature.

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

        27.1        Financial Data Schedule.

----------

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

     (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STATE STREET BANK AND TRUST
                                       COMPANY, as Trustee



Date: April 29, 1998                   /s/ Susan T. Keller
                                       -----------------------------------------
                                       Name: Susan T. Keller
                                       Title: Vice President

                                 EXHIBIT INDEX


         Exhibit
           No.                         Description
         -------                       -----------
         2.1(1)   Joint Plan of Reorganization for First City Bancorporation of
                  Texas, Inc., as modified, under Chapter 11 of the United
                  States Bankruptcy Code, as confirmed by the U.S. Bankruptcy
                  Court for the Northern District of Texas, Dallas division on
                  May 31, 1995.
         3.1(1)   The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
                  Shawmut Bank Connecticut, National Association (subsequently
                  Fleet National Bank, now State Street Bank and Trust Company),
                  as Trustee.
         10.1(3)  Employment Agreement, effective as of July 3, 1995, by and between FCLT Loans Asset Corp. and Robert W. Brown, as amended
                  May 1, 1996.
         10.2(2)  Settlement Agreement, dated as of June 22, 1994, as amended as of January 30, 1995, by and among FDIC-Corporate, the
                  FDIC-Receivers and the First City Parties.
         10.3(3)  Conveyance and Indemnification Agreement, dated December 23,
                  1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans,
                  L.P. and the Trust.
         27.1     Financial Data Schedule.

----------

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