Form 10-Q
period 1998-06-30
FIRST CITY LIQUIDATING TRUST
filed 1998-07-28
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1998, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                JUNE 30,   DECEMBER 31,
                                                                  1998       1997
                                                                -------    ------------
               Assets, at estimated fair value                (unaudited)
Cash and cash equivalents ....................................  $22,380    $      7,948
Trust assets, net ............................................   49,619          86,015
                                                                -------    ------------
       Total assets ..........................................   71,999          93,963
                                                                -------    ------------

               Less liabilities at face or estimated amount
Payables and accrued liabilities .............................    2,099           2,663
                                                                -------    ------------
       Total liabilities .....................................    2,099           2,663
                                                                -------    ------------
Commitments and contingencies ................................       --              --

               Trust net asset value attributable to:
Class "B" Certificate, 2,460,911 units outstanding ...........   69,900          91,300
Class "C" Certificate, 738,273 units outstanding .............       --              --
                                                                -------    ------------
       Total net asset value .................................  $69,900    $     91,300
                                                                =======    ============


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS                   SIX MONTHS
                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                              ------------------------      ------------------------
                                                 1998           1997           1998           1997
                                              ---------      ---------      ---------      ---------
Changes in fair value of trust assets ......  $   2,712      $  16,508      $  27,478      $  28,269
Interest income on short-term investments ..        232            378            417            780
Interest expense ...........................         --             --             --           (155)
Administrative expense .....................     (1,843)        (1,351)        (3,768)        (9,273)
                                              ---------      ---------      ---------      ---------
       Net income ..........................      1,101         15,535         24,127         19,621
                                              ---------      ---------      ---------      ---------
Net asset value, beginning of period .......     97,100        115,129         91,300        121,317
Distributions on Class "A" Certificate .....         --        (26,899)            --        (37,173)
Distributions on Class "B" Certificate .....    (28,301)            --        (45,527)            --
                                              ---------      ---------      ---------      ---------
Net asset value, end of period .............  $  69,900      $ 103,765      $  69,900      $ 103,765
                                              =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            -------------------------
                                                                                               1998           1997
                                                                                            ---------      ----------
Cash flows from operating activities:
    Net income .........................................................................     $ 24,127      $ 19,621
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Changes in fair value of trust assets ...........................................      (27,478)      (28,269)
       Collections on trust assets, net of advances ....................................       63,840        22,938
       Capital improvements on trust assets ............................................           --        (4,503)
       Decrease in payables and accrued liabilities ....................................         (530)       (1,595)
                                                                                             --------      --------
          Net cash provided by operating activities ....................................       59,959         8,192
                                                                                             --------      --------


Cash flows from financing activities:
    Distributions on Class "A" Certificate .............................................           --       (37,173)
    Distributions on Class "B" Certificate .............................................      (45,527)           --
                                                                                             --------      --------

          Net cash used in financing activities ........................................      (45,527)      (37,173)
                                                                                             --------      --------

    Net increase (decrease) in cash and cash equivalents ...............................     $ 14,432      $(28,981)
    Cash and cash equivalents, beginning of period .....................................        7,948        36,129
                                                                                             --------      --------
    Cash and cash equivalents, end of period ...........................................     $ 22,380      $  7,148
                                                                                             ========      ========
    Supplemental disclosure of cash flow information: Cash paid during the period for:
          Interest .....................................................................     $     --      $    155
                                                                                             ========      ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at June 30, 1998, and its changes in net asset value in liquidation and cash flows for the three month and six month periods ended June 30, 1998 and 1997.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                                       June 30,     December 31,
Estimated Gross Cash Flow by Type of Asset                                               1998          1997
                                                                                       --------     ------------
                                                                                      (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ................................................................  $ 20,043     $     50,450
    Nonperforming loans .............................................................     2,425            2,993
Receivable from the FDIC ............................................................     2,000            2,000
Real estate and other assets ........................................................    35,176           44,203
                                                                                       --------     ------------
    Total ...........................................................................    59,644           99,646
                                                                                       --------     ------------

    Discount required to reflect trust assets at
         estimated fair value .......................................................   (10,025)         (13,631)
                                                                                       --------     ------------

Trust assets, net ...................................................................  $ 49,619     $     86,015
                                                                                       ========     ============

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 1998 and December 31, 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         In the first quarter of 1998, the Trust negotiated and received a settlement of approximately $22 million from its fidelity bond carriers. As a result of this settlement, there are no remaining claims of this nature.

(C)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor.

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level (as hereinafter defined). The bonus pool and executive long-term incentive plan provides for the payment of $735,000 in bonuses to certain former employees of the Debtor after the Trust distributes $14.9 million to Class B Certificate holders, the payment of another $735,000 after approximately $30 million of additional distributions to Class B Certificate holders, and the payment of bonuses in the amount of 4.903% of any additional distributions to Class B Certificate holders. In the first six months of 1998, $45.5 million, or $18.50 per certificate, was distributed to Class B Certificate holders and a $1.5 million bonus was paid to certain former employees of the Debtor. In July 1998, $17.2 million, or $7.00 per certificate, was distributed to Class B Certificate holders and a $834,000 bonus was paid to certain former employees of the Debtor.

         The Pour-Over Level (approximately $97 million at June 30, 1998) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments up to the Pour-Over Level (approximately $39.26 per unit as of June 30, 1998) to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

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

         In 1996, the FDIC closed the receiverships of the Debtor's banks and distributed the remaining surplus of those receiverships to the Trust. In accordance with a conveyance and indemnification agreement, the Trust will be required, among other things, to provide indemnity until March 31, 1999 to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the receiverships, in an aggregate amount up to $12 million. Management of the Trust does not believe that, to the extent the Trust is obligated to pay certain claims or expenses associated with the past obligations of the Debtor's banks, such payments will have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The operations of the Trust for the second quarter and first six months of 1998 and 1997 are summarized below (dollars in thousands):

                                                     SECOND                      SIX MONTHS
                                                     QUARTER                   ENDED JUNE 30,
                                              ----------------------      ----------------------
                                                1998          1997          1998          1997
                                              --------      --------      --------      --------
Changes in fair value of trust assets ......  $  2,712      $ 16,508      $ 27,478      $ 28,269
Interest income on short-term investments ..       232           378           417           780
Interest expense ...........................        --            --            --          (155)
Administrative expense .....................    (1,843)       (1,351)       (3,768)       (9,273)
                                              --------      --------      --------      --------
       Net income ..........................  $  1,101      $ 15,535      $ 24,127      $ 19,621
                                              ========      ========      ========      ========

               SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

                  The estimated fair value of the Trust's assets increased $2.7 million in the second quarter of 1998 as compared to $16.5 million in the second quarter of 1997. The estimated fair value in the second quarter of 1997 increased due to several factors, including approximately $7 million based on the contract sales price of a downtown Houston office building (sale closed in the fourth quarter of 1997). Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the second quarter of 1998 and 1997 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

                  Interest income on short-term investments decreased in the second quarter of 1998 as compared to the second quarter of 1997 because less excess funds were available.

                  Administrative expense totaled $1.8 million in the second quarter of 1998 as compared to $1.4 million in the second quarter of 1997. A $763,000 bonus, based on distributions to Class B Certificate holders, was paid in the second quarter of 1998 (there was no bonus in 1997). Professional fees totaled $.4 million in the second quarter of 1998 as compared to $.6 million in the second quarter of 1997.

    SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

                  The estimated fair value of the Trust's assets increased $27.5 million in the first six months of 1998 as compared to $28.3 million in the first six months of 1997, an increase attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers. The estimated fair value in the first six months of 1997 increased, in part due to the elimination of servicing fees to FirstCity (which were netted against future cash flows) because the Investment Management Agreement was terminated and $7 million related to a contract sales price (discussed above). Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first six months of 1998 and 1997 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

                  Interest income on short-term investments decreased in 1998 as compared to 1997 because less excess funds were available. Interest expense in the first six months of 1997 resulted from the termination of the Investment Management Agreement, as discussed below.

                  Administrative expense totaled $3.8 million in the first six months of 1998 as compared to $9.3 million in the first six months of 1997. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until paid (resulting in no servicing fees in 1998). A $1.5 million bonus, based on distributions to Class B Certificate holders, was paid in the first six months of 1998 (there was no bonus in 1997). Professional fees totaled $.6 million in the first six months of 1998 as compared to $1.0 million in the first six months of 1997.

                  In the first six months of 1998, the Trust distributed $45.5 million, or $18.50 per certificate, to Class B Certificate holders. This distribution was made possible principally by $63.8 million in net collections on Trust assets in 1998. The Class B Beneficial Interests were valued at $69.9 million at June 30, 1998. In July 1998, the Trust distributed an additional $17.2 million, or $7.00 per certificate, to Class B Certificate holders.

                  Non-cash trust assets at June 30, 1998 and December 31, 1997 were comprised of the following (dollars in thousands):

                                                     June 30,     December 31,
Estimated Gross Cash Flow by Type of Asset             1998          1997
                                                     --------     ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ..............................  $ 20,043     $     50,450
    Nonperforming loans ...........................     2,425            2,993
Receivable from the FDIC ..........................     2,000            2,000
Real estate and other assets ......................    35,176           44,203
                                                     --------     ------------
    Total .........................................    59,644           99,646
                                                     --------     ------------
    Discount required to reflect trust assets at
         estimated fair value .....................   (10,025)         (13,631)
                                                     --------     ------------
Trust assets, net .................................  $ 49,619     $     86,015
                                                     ========     ============

                  For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At June 30, 1998 and December 31, 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

                  One of the most significant assets of the Trust is a 67% interest in a partnership which owns a downtown Houston office building. The 67% interest was under contract for sale to one party for a price of $18.5 million. A second party (the 33% partnership interest owner) had certain rights of first refusal and consent to transfer which may or may not have been properly exercised, and prevented closing with the first party under the original contract which expired on October 14, 1997. The original buyer has sued the Trust and the 33% partnership interest owner for specific performance. Although neither party is quarreling with the Trust about the sales price, the matter is now in litigation and may lead to considerable delays in disposition of the asset. After a favorable refinancing of debt of the office building, which included additional investment by the Trust, and based on current appraisals, cash flow and profitability, the partnership interest was valued at $21 million on June 30, 1998.

                  In the first quarter of 1998, the Trust negotiated and received a settlement of approximately $22 million from its fidelity bond carriers. As a result of this settlement, there are no remaining claims of this nature.

                  In June 1998, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, extended the life of the Trust from December 31, 1998 to January 3, 2000. The extension allows the Trust more time to settle some ongoing litigation and indemnity issues as well as to bring additional value to certain assets as a result of holding such assets for a longer period of time. Also, Rick R. Hagelstein resigned as a member of the Portfolio Committee. Joe S. Greak, Senior Vice President, Tax Director and Secretary of FirstCity Financial Corporation, has been appointed to replace Mr. Hagelstein.

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

-----------------------------------------

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STATE STREET BANK AND TRUST
                                          COMPANY, as Trustee



Date: July 28, 1998                       /s/ Susan T. Keller
                                          --------------------------------------
                                          Name: Susan T. Keller
                                                --------------------------------
                                          Title: Vice President
                                                 -------------------------------

                               Index to Exhibits



 Exhibit
   No.            Description
-------- -----------------------------------------------------------------------
2.1(1)   Joint Plan of Reorganization for First City Bancorporation of Texas,
         Inc., as modified, under Chapter 11 of the United States Bankruptcy
         Code, as confirmed by the U.S. Bankruptcy Court for the Northern
         District of Texas, Dallas Division on May 31, 1995.
3.1(1)   The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and Shawmut Bank
         Connecticut, National Association (subsequently Fleet National Bank, now State Street Bank and Trust Company), as Trustee.
10.1(3)  Employment Agreement, effective as of July 3, 1995, by and between
         FCLT Loans Asset Corp. and Robert W. Brown, as amended May 1, 1996.
10.2(2)  Settlement Agreement, dated as of June 22, 1994, as amended as of
         January 30, 1995, by and among FDIC-Corporate, the FDIC-Receivers and the First City Parties.
10.3(3)  Conveyance and Indemnification Agreement, dated December 23, 1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans, L.P. and the
         Trust.
27.1     Financial Data Schedule.

----------------

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