Form 10-Q
period 1998-09-30
FIRST CITY LIQUIDATING TRUST
filed 1998-10-23
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1998, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   1998                 1997
                                                                            --------------         -------------
               Assets, at estimated fair value                                (unaudited)
               -------------------------------
Cash and cash equivalents................................................   $        9,634         $       7,948
Trust assets, net........................................................           50,660                86,015
                                                                            --------------         -------------
       Total assets......................................................           60,294                93,963
                                                                            --------------         -------------

               Less liabilities at face or estimated amount
               --------------------------------------------
Payables and accrued liabilities.........................................            2,194                 2,663
                                                                            --------------         -------------
       Total liabilities.................................................            2,194                 2,663
                                                                            --------------         -------------
Commitments and contingencies............................................                -                     -

               Trust net asset value attributable to:
               --------------------------------------
Class "B" Certificate, 2,460,911 units outstanding.......................           58,100                91,300
Class "C" Certificate, 738,273 units outstanding.........................                -                     -
                                                                            --------------         -------------
       Total net asset value.............................................   $       58,100         $      91,300
                                                                            ==============         =============



                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS                     NINE MONTHS
                                                          ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                     --------------------------       --------------------------
                                                          1998            1997           1998              1997
                                                     -----------     ----------       ---------      -----------

Changes in fair value of trust assets............    $     6,958     $     3,888      $  34,436      $    32,157
Interest income on short-term investments........            136              78            553              858
Interest expense.................................              -               -              -             (155)
Administrative expense...........................         (1,668)         (1,235)        (5,436)         (10,508)
                                                     -----------     ----------       ---------      -----------
       Net income................................          5,426           2,731         29,553           22,352
                                                     -----------     ----------       ---------      -----------
Net asset value, beginning of period.............         69,900         103,765         91,300          121,317
Distributions on Class "A" Certificate...........              -         (22,912)             -          (60,085)
Distributions on Class "B" Certificate...........        (17,226)              -        (62,753)               -
                                                     -----------     ----------       ---------      -----------
Net asset value, end of period...................    $    58,100     $    83,584      $  58,100      $    83,584
                                                     ===========     ===========      =========      ===========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ---------------------------------
                                                                                    1998                1997
                                                                               ------------         ------------

Cash flows from operating activities:
    Net income...........................................................      $     29,553         $     22,352
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets.............................           (34,436)             (32,157)
       Collections on trust assets, net of advances .....................            69,728               30,086
       Capital improvements on trust assets..............................                 -               (5,609)
       Decrease in payables and accrued liabilities .....................              (406)              (1,542)
                                                                               ------------         ------------
          Net cash provided by operating activities......................            64,439               13,130
                                                                               ------------         ------------


Cash flows from financing activities:
    Distributions on Class "A" Certificate...............................                 -              (44,745)
    Distributions on Class "B" Certificate...............................           (62,753)                   -
                                                                               ------------         ------------

          Net cash used in financing activities..........................           (62,753)             (44,745)
                                                                               ------------         ------------

    Net increase (decrease) in cash and cash equivalents.................      $      1,686         $    (31,615)
    Cash and cash equivalents, beginning of period.......................             7,948               36,129
                                                                               ------------         ------------
    Cash and cash equivalents, end of period.............................      $      9,634         $      4,514
                                                                               ============         ============
    Supplemental disclosure of cash flow information: Cash paid during the period for:
          Interest.......................................................      $          -         $        155
       Non-cash financing activities:
          Distribution of loan on Class "A" Certificate..................      $          -         $     15,340

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at September 30, 1998, and its changes in net asset value in liquidation and cash flows for the three month and nine month periods ended September 30, 1998 and 1997.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                    September 30,      December 31,
Estimated Gross Cash Flow by Type of Asset                              1998              1997
------------------------------------------                        ---------------   ----------------
                                                                    (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................                  $      16,235     $      50,450
    Nonperforming loans ........................                            592             2,993
Receivable from the FDIC .......................                          2,000             2,000
Real estate and other assets ...................                         41,279            44,203
                                                                  -------------     -------------
    Total ......................................                         60,106            99,646
                                                                  -------------     -------------

    Discount required to reflect trust assets at
         estimated fair value ..................                         (9,446)          (13,631)
                                                                  -------------     -------------

Trust assets, net...............................                  $      50,660     $       86,015
                                                                  =============     ==============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 1998 and December 31, 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level (as hereinafter defined). In the first nine months of 1998, $62.8 million, or $25.50 per certificate, was distributed to Class B Certificate holders and a $2.3 million bonus was paid to certain former employees of the Debtor. In October 1998, $4.9 million, or $2.00 per certificate, was distributed to Class B Certificate holders and a $232,000 bonus was paid to certain former employees of the Debtor.

         The Pour-Over Level (approximately $81 million at September 30, 1998) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $32.80 per unit as of September 30, 1998). No distributions to Class C Certificate holders are anticipated.

         The ultimate amounts to be distributed to the holders of the B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash Trust assets. The determination of the net asset value of the Trust in the accompanying consolidated statements of net assets in liquidation is based upon estimates of future cash flows. The actual cash flows

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

(D)      Investment Management Agreement

         Pursuant to the Investment Management Agreement, FirstCity managed the liquidation of Trust assets and the Trust paid FirstCity a servicing fee on collections. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million (included in administrative expense), plus interest at a rate of 10 percent per annum from January 1, 1997 until March 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                  The operations of the Trust for the third quarter and first nine months of 1998 and 1997 are summarized below (dollars in thousands):

                                                                THIRD                        NINE MONTHS
                                                               QUARTER                    ENDED SEPTEMBER 30,
                                                     ---------------------------      --------------------------
                                                          1998            1997           1998            1997
                                                     -----------     -----------      -----------    -----------

Changes in fair value of trust assets............    $     6,958     $     3,888      $    34,436    $    32,157
Interest income on short-term investments........            136              78              553            858
Interest expense.................................              -               -                -           (155)
Administrative expense...........................         (1,668)         (1,235)          (5,436)       (10,508)
                                                     -----------     -----------      -----------    -----------
       Net income................................    $     5,426     $     2,731      $    29,553    $    22,352
                                                     ===========     ===========      ===========    ===========

                THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

                  The estimated fair value of the Trust's assets increased $7.0 million in the third quarter of 1998 as compared to $3.9 million in the third quarter of 1997, an increase attributable to several factors, including $5 million related to a 67% interest in a partnership that owns a downtown Houston office building. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the third quarter of 1998 and 1997 include
(i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

                  Interest income on short-term investments increased in the third quarter of 1998 as compared to the third quarter of 1997 because more excess funds were available.

                  Administrative expense totaled $1.7 million in the third quarter of 1998 as compared to $1.2 million in the third quarter of 1997. An $834,000 bonus, based on distributions to Class B Certificate holders, was paid in the third quarter of 1998 (there was no bonus in 1997). Professional fees totaled $.2 million in the third quarter of 1998 as compared to $.4 million in the third quarter of 1997.

          NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 1997

                  The estimated fair value of the Trust's assets increased $34.4 million in the first nine months of 1998 as compared to $32.2 million in the first nine months of 1997, an increase attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers and $5 million related to the 67% interest discussed above. The estimated fair value in the first nine months of 1997 increased, in part due to the elimination of servicing fees to FirstCity (which were netted against future cash flows) because the Investment Management Agreement was terminated and an increase of $7 million based on the contract sales price of a downtown Houston office building (the sale closed in the fourth quarter of 1997). Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first nine months of 1998 and 1997 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

                  Interest income on short-term investments decreased in 1998 as compared to 1997 because less excess funds were available. Interest expense in the first nine months of 1997 resulted from the termination of the Investment Management Agreement, as discussed below.

                  Administrative expense totaled $5.4 million in the first nine months of 1998 as compared to $10.5 million in the first nine months of 1997. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until March 1997 (resulting in no servicing fees in 1998). A $2.3 million bonus, based on distributions to Class B Certificate holders, was paid in the first nine months of 1998 (there was no bonus in 1997). Professional fees totaled $.9 million in the first nine months of 1998 as compared to $1.4 million in the first nine months of 1997.

                  In the first nine months of 1998, the Trust distributed $62.8 million, or $25.50 per certificate, to Class B Certificate holders. This distribution was made possible principally by $69.7 million in net collections on Trust assets in 1998. The Class B Beneficial Interests were valued at $58.1 million at September 30, 1998. In October 1998, the Trust distributed an additional $4.9 million, or $2.00 per certificate, to Class B Certificate holders.

                  Non-cash trust assets at September 30, 1998 and December 31, 1997 were comprised of the following (dollars in thousands):

                                                                     September 30,  December 31,
Estimated Gross Cash Flow by Type of Asset                               1998           1997
------------------------------------------                         -------------    -------------
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................                   $      16,235    $      50,450
    Nonperforming loans ........................                             592            2,993
Receivable from the FDIC .......................                           2,000            2,000
Real estate and other assets ...................                          41,279           44,203
                                                                   -------------    -------------
    Total ......................................                          60,106           99,646
                                                                   -------------    -------------
    Discount required to reflect trust assets at
         estimated fair value ..................                          (9,446)         (13,631)
                                                                   -------------    -------------
Trust assets, net ..............................                   $      50,660    $      86,015
                                                                   =============    =============


                  For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At September 30, 1998 and December 31, 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

                  One of the most significant assets of the Trust is a 67% interest in a partnership which owns a downtown Houston office building and that was subject to litigation concerning the sale of that interest. In the third quarter of 1998, summary judgment was rendered in favor of the Trust, effectively terminating the litigation involving the sale of the 67% interest.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit
           No.                              Description
         -------  -------------------------------------------------------------
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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STATE STREET BANK AND TRUST
                                       COMPANY, as Trustee



Date: October 23, 1998                 /s/ Susan T. Keller
                                       -----------------------------------
                                       Name: Susan T. Keller
                                            ------------------------------
                                       Title: Vice President
                                             -----------------------------

                               INDEX TO EXHIBITS

         Exhibit
           No.                              Description
         -------  -------------------------------------------------------------
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