Form 10-K
period 1998-12-31
FIRST CITY LIQUIDATING TRUST
filed 1999-02-25
CIK 1013047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-20677

                           FIRSTCITY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

                 Texas                                          06-6414468
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

 1001 Fannin, Suite 505, Houston, Texas                            77002
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1999, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

Documents incorporated by reference: None

                                     Part I

Item 1.           Business.

                  On July 3, 1995 (the "Effective Date"), the FirstCity Liquidating Trust (the "Trust") and certain other entities were established pursuant to and upon consummation of the Joint Plan of Reorganization, dated December 23, 1994, by First City Bancorporation of Texas, Inc., a Delaware corporation (the "Debtor"), Official Committee of Equity Security Holders (the "Equity Committee"), and J-Hawk Corporation ("J-Hawk"), with the participation of Cargill Financial Services Corporation, under Chapter 11 of Title 11 of the U.S. Code (the "Bankruptcy Code"), Case No. 392-39474-HCA-11 (the "Plan"). The Plan was confirmed by order of the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") entered on May 31, 1995.

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

                  The Trust has not and, pursuant to the Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and State Street Bank and Trust Company, successor to Fleet National Bank and Shawmut Bank Connecticut, National Association, as Trustee (the "Trust Agreement"), may not engage in the conduct of a trade or business apart from the liquidation of Trust assets and the winding up of the affairs of the Debtor and its subsidiaries. Pursuant to Article VIII of the Trust Agreement, the Trust shall terminate upon the date which is three (3) years and six (6) months after the Effective Date; provided, however, that at least six (6) months prior to such termination, the Portfolio Committee (as defined herein) may, with the approval of the Bankruptcy Court, extend the term of the Trust if necessary to the liquidating purpose thereof. Multiple extensions, if approved by the Bankruptcy Court, are permissible, although the aggregate of all such extensions shall not exceed five (5) years so that, in any event, the Trust shall terminate no later than eight (8) years and six (6) months after the Effective Date. In June 1998, the Bankruptcy Court extended the life of the Trust from December 31, 1998 to January 3, 2000.

                  Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than $20 million in cash which was contributed by the Debtor to FirstCity, were transferred to the Trust or to subsidiaries of the Trust. Such assets have been and will continue to be liquidated over the life of the Trust pursuant to the terms of the Plan and the Trust Agreement. The non-cash assets of the Trust consist principally of performing and non-performing loans, income producing real estate and interests in real estate, and miscellaneous other assets and receivables (principally from the Federal Deposit Insurance Corporation (the "FDIC")) transferred to the Trust upon the consummation of the Plan.

                  In connection with the sale of the Debtor's banks by the FDIC to certain other banks (the"Loss-Sharing Banks"), the FDIC entered into certain agreements (the"Loss-Sharing Agreements") to guarantee certain recoveries on loans acquired by the Loss-Sharing Banks. On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets for approximately $206 million from the Loss-Sharing Banks (the "Loss-Sharing Settlement"). With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements. The Loss-Sharing Settlement was significant to the Trust because it allowed the FDIC to eliminate the loss-sharing reserve that it had maintained to cover the FDIC's obligations under the loss-sharing guarantees, thereby eliminating the uncertainty of future reductions from the reserve and increasing the initial distribution made by the FDIC to the Trust.

                  In 1996, the FDIC closed the receiverships of the Debtor's banks (the "Receiverships") and distributed the surplus cash ($17.6 million on December 23, 1996) of the Receiverships to the Trust. In accordance with that certain Conveyance and Indemnification Agreement, dated December 23, 1996 (the "Conveyance and Indemnification Agreement "), the Trust will be required, among other things, to provide indemnity until March 31, 1999 to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the Receiverships, in an aggregate amount up to $12 million.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                     Part II

Item 5.           Market For Registrant's Common Equity and Related Stockholder
                  Matters.

                  The Class A Certificate was held by FirstCity. Through December 31, 1997, the Trust had distributed $188 million to FirstCity as the sole Class A Certificate holder, retiring the Class A Certificate in full.

                  The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 1998, was 58 and 740, respectively. High and low bid prices, as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:


                                                                      Class B Beneficial Interests
                                                 -----------------------------------------------------------------
                                                                   1998                              1997
                                                 -----------------------------------------           ----
                                                       Market Price    Cash Distributions        Market Price
                                                 ---------------------                       ---------------------
Quarter Ended                                       High         Low          Paid              High        Low
-------------                                     --------    --------      -------          ----------   --------
March 31 ...........................               $35.50     $ 33.50        $ 7.00            $28.88      $25.00
June 30.............................                31.75       29.25         11.50             35.25       28.88
September 30 .......................                32.00       23.75          7.00             37.50       35.25
December 31.........................                26.00       23.00          2.00             39.00       37.75


                                                                    Class C Beneficial Interests
                                                 ---------------------------------------------------------------
                                                          1998                                   1997
                                                          ----                                   -----
                                                      Market Price                            Market Price
                                                 ------------------------               ------------------------
Quarter Ended                                       High          Low                      High           Low
-------------                                    ---------     ----------               ----------     ---------
March 31 ...........................                 -             -                         -             -
June 30.............................                 -             -                         -             -
September 30........................                 -             -                         -             -
December 31 ........................                 -             -                         -             -

No distributions were made to Class B or Class C Certificate holders through December 31, 1997. In 1998, $67.7 million, or $27.50 per Class B Certificate, was distributed to Class B Certificate holders.

The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate in December 1997. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor. The bonus pool and executive long-term incentive plan provides for the payment of $735,000 in bonuses to certain former employees of the Debtor after the Trust distributes $14.9 million to Class B Certificate holders, the payment of another $735,000 after approximately $30 million of additional distributions to Class B Certificate holders, and the payment of bonuses in the amount of 4.903% of any additional distributions to Class B Certificate holders.

Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour- Over Level (approximately $77 million at December 31,
1998) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. In 1998, $67.7 million, or $27.50 per certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor. In January 1999, $8.6 million, or $3.50 per certificate, was distributed to Class B Certificate holders and a $417,000 bonus was paid to certain former employees of the Debtor.

Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $31.32 per unit as of December 31, 1998). No distributions to Class C Certificate holders are anticipated.

Item 6.           Selected Financial Data.


                                                            Year Ended December 31,              Inception to
                                                       ------------------------------------      December 31,
(Dollars in thousands)                                    1998           1997       1996             1995
                                                       ----------    ----------  ----------   -------------------
Income...............................................   $ 38,534     $ 45,079     $ 53,014          $ 33,923
Expenses.............................................      6,859       12,427       13,249            10,293
Net income...........................................     31,675       32,652       39,765            23,630
Distributions on Class "A" Certificate...............          -       62,669      120,229             4,721
Distributions on Class "B" Certificate...............     67,675            -            -                 -

At year end:
         Total assets................................     57,489       93,963      125,229           206,464
         Class "A" Certificate.......................          -            -       53,617           162,245
         Class "B" Certificate.......................     55,300       91,300       67,700            39,536

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The operations of the Trust are summarized below (dollars in thousands):


                                                                  Year Ended December 31,
                                                          -------------------------------------
                                                               1998         1997        1996
                                                          -----------    ---------    ---------
Changes in fair value of trust assets..................     $  37,883    $  44,127    $  52,219
Interest income on short-term investments..............           651          952          795
Interest expense.......................................             -         (155)        (325)
Administrative expense.................................        (6,859)     (12,272)     (12,924)
                                                            ---------    ---------    ---------
       Net income......................................     $  31,675    $  32,652    $  39,765
                                                            =========    =========    =========

                              1998 COMPARED TO 1997

               The estimated fair value of the Trust's assets increased $37.9 million in 1998 as compared to $44.1 million in 1997. The 1998 increase is attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers and $7 million related to a 67% interest in a partnership that owns a downtown Houston office building. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in 1998 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

               Interest income on short-term investments decreased in 1998 as compared to 1997 because less excess funds were available. Interest expense in 1997 resulted from the termination of a servicing agreement between the Trust and FirstCity (the "Investment Management Agreement"), as discussed below.

               Administrative expense totaled $6.9 million in 1998 as compared to $12.3 million in 1997. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until March 1997 (resulting in no servicing fees in 1998). A $2.6 million bonus, based on distributions to Class B Certificate holders, was paid in 1998 to certain former employees of the Debtor (there was no such bonus paid in 1997). Professional fees totaled $1.1 million in 1998 as compared to $2.1 million in 1997.

               In 1998, the Trust distributed $67.7 million, or $27.50 per certificate, to Class B Certificate holders. This distribution was made possible principally by $79.8 million in net collections on Trust assets in 1998. The Class B Beneficial Interests were valued at $55.3 million at December 31, 1998. In January 1999, the Trust distributed an additional $8.6 million, or $3.50 per certificate, to Class B Certificate holders.

               Non-cash trust assets at December 31, 1998 and 1997, were comprised of the following (dollars in thousands):


                                                                            December 31,
                                                                   -------------------------------
Estimated Gross Cash Flow by Type of Asset                              1998             1997
------------------------------------------                         -------------    --------------
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................                   $      12,306    $      50,450
    Nonperforming loans ........................                             815            2,993
Receivable from the FDIC .......................                           2,000            2,000
Real estate and other assets ...................                          36,556           44,203
                                                                   -------------    -------------
    Total ......................................                          51,677           99,646
                                                                   -------------    -------------
Discount required to reflect trust assets at
  estimated fair value .........................                          (7,662)         (13,631)
                                                                   -------------    -------------
Trust assets, net ..............................                   $      44,015    $      86,015
                                                                   =============    =============

                  For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At December 31, 1998 and 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

                  One of the most significant assets of the Trust is a 67% interest in a partnership which owns a downtown Houston office building and that was subject to litigation concerning the sale of that interest. In the third quarter of 1998, summary judgment (which is subject to appeal) was rendered in favor of the Trust, effectively terminating the litigation involving the Trust's interest in the partnership.

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

YEAR 2000 COMPLIANCE

                  The Trust is aware of the potential issues related to the Year 2000. The Trust has evaluated the potential impact this issue could have on its computer systems. Management has determined that the Trust will terminate on January 3, 2000. As such, management believes that the Year 2000 issue will not have an impact on the Trust or its operations. Should management extend the termination of the Trust to a later date, management believes that its current systems will not be impacted by the Year 2000 or that the systems can be readily upgraded or replaced with minimal cost to the Trust. Management will continue to monitor the status of its systems related to the Year 2000.

                              1997 COMPARED TO 1996

                  The estimated fair value of the Trust's assets increased $44.1 million in 1997 as compared to $52.2 million in 1996, an increase attributable to several factors, including the elimination of servicing fees to FirstCity (which were netted against future cash flows) because the Investment Management Agreement was terminated, an increase of $7 million based on the sale of a downtown Houston office building, a $5 million settlement of a professional liability claim and $4 million resulting from the favorable refinancing of the debt of a second downtown Houston office building (owned by the above-mentioned partnership). Other factors which contributed to the enhancement of the net asset value of the Trust's assets in 1997 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

                  The Trust does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose the Trust to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. The Trust has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

Item 8.           Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                                                     DECEMBER 31,
                                                                            ----------------------------
                                                                               1998              1997
                                                                            ----------        ----------
               Assets, at estimated fair value
Cash and cash equivalents................................................   $   13,474        $   7,948
Trust assets, net.......................................................        44,015           86,015
                                                                            ----------        ---------
       Total assets......................................................       57,489           93,963
                                                                            ----------        ---------

               Less liabilities at face or estimated amount
Payables and accrued liabilities.........................................        2,189            2,663
                                                                            ----------        ---------
       Total liabilities.................................................        2,189            2,663
                                                                            ----------        ---------
Commitments and contingencies............................................            -                -

               Trust net asset value attributable to:
Class "B" Certificate, 2,460,911 units outstanding.......................       55,300           91,300
Class "C" Certificate, 738,273 units outstanding.........................            -                -
                                                                                     -                -
       Total net asset value.............................................   $   55,300        $  91,300
                                                                            ==========        =========



                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)



                                                                             YEAR ENDED DECEMBER  31,
                                                               ---------------------------------------------
                                                                  1998             1997             1996
                                                               ----------       ----------       -----------
Changes in fair value of trust assets................          $   37,883       $   44,127       $    52,219
Interest income on short-term investments............                 651              952               795
Interest expense.....................................                   -             (155)             (325)
Administrative expense...............................              (6,859)         (12,272)          (12,924)
                                                               ----------       ----------       -----------
       Net income....................................              31,675           32,652            39,765
                                                               ----------       ----------       -----------
Net asset value, beginning of period.................              91,300          121,317           201,781
Distributions on Class "A" Certificate...............                   -          (62,669)         (120,229)
Distributions on Class "B" Certificate...............             (67,675)               -                 -
                                                               ----------       ----------       -----------
Net asset value, end of period.......................          $   55,300       $   91,300       $   121,317
                                                               ==========       ==========       ===========


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              Year Ended December  31,
                                                                     ------------------------------------------
                                                                         1998            1997          1996
                                                                     -----------     ----------     -----------
Cash flows from operating activities:
    Net income ..................................................     $  31,675      $  32,652      $  39,765
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Changes in fair value of trust assets ....................       (37,883)       (44,127)       (52,219)
       Collections on trust assets, net of advances .............        79,820         58,551        158,323
       Capital improvements on trust assets .....................          --          (11,529)          --
       Decrease in estimated administrative claims ..............          --             --           (3,486)
       Increase (decrease) in payables and accrued liabilities ..          (411)        (1,059)           715
                                                                      ---------      ---------      ---------
          Net cash provided by operating activities .............        73,201         34,488        143,098
                                                                      ---------      ---------      ---------

Cash flows from investing activities:
    Repayment of advance to FirstCity Financial Corporation .....          --             --            2,000
    Purchase of FirstCity senior subordinated notes .............          --             --           (4,000)
    Redemption of FirstCity senior subordinated notes ...........          --             --            3,000
                                                                      ---------      ---------      ---------
          Net cash provided by investing activities .............          --             --            1,000
                                                                      ---------      ---------      ---------

Cash flows from financing activities:
    Borrowings under notes payable to banks .....................          --             --           52,300
    Payments of notes payable to banks ..........................          --             --          (52,300)
    Distributions on Class "A" Certificate ......................          --          (62,669)      (119,229)
    Distributions on Class "B" Certificate ......................       (67,675)          --             --
                                                                      ---------      ---------      ---------

          Net cash used in financing activities .................       (67,675)       (62,669)      (119,229)
                                                                      ---------      ---------      ---------

    Net increase (decrease) in cash and cash equivalents ........     $   5,526      $ (28,181)     $  24,869
    Cash and cash equivalents, beginning of period ..............         7,948         36,129         11,260
                                                                      ---------      ---------      ---------
    Cash and cash equivalents, end of period ....................     $  13,474      $   7,948      $  36,129
                                                                      =========      =========      =========
    Supplemental disclosure of cash flow information:
      Cash paid during the period for:
          Interest ..............................................     $    --        $     155      $     325
                                                                      =========      =========      =========
       Non-cash financing activities:
          Cancellation of FirstCity senior subordinated notes ...     $    --        $    --        $   1,000
          Accrual of unclaimed assets ...........................          --             --            2,000


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


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

         Pursuant to the Plan, substantially all of the legal and beneficial interests in the assets of the Debtor, other than $20 million in cash contributed to FirstCity, were transferred to FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class A Certificate under the Trust, received from the Trust amounts sufficient to retire the Class A Certificate in December 1997. Additional distributions shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class B and the Class C certificates of beneficial interests in the Trust. The Trust is administered by a four-person portfolio committee (the "Portfolio Committee"). The net assets of the Debtor transferred to the Trust on July 3, 1995, consisted of the following (dollars in thousands):


               Cash and cash equivalents.......................   $135,360
               Trust assets ...................................     61,514
               Estimated claims and accrued liabilities........    (14,002)
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

         (3)      Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1998 and 1997, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         Trust assets are revalued at least quarterly and adjustments to estimated fair values are included in operating results in the period in which they become known. Loans are considered performing if debt service payments are made in accordance with the original or restructured terms of the notes. Interest on loans is recognized as part of the proceeds from disposition of trust assets. Impairment of loans is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                             December 31,
                                                                     --------------------------
         Estimated Gross Cash Flow by Type of Asset                       1998          1997
         ------------------------------------------                  -----------    -----------
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................                     $    12,306    $  50,450
    Nonperforming loans ........................                             815        2,993
Receivable from the FDIC .......................                           2,000        2,000
Real estate and other assets ...................                          36,556       44,203
                                                                     -----------    ---------
    Total ......................................                          51,677       99,646
                                                                     -----------    ---------

    Discount required to reflect trust assets at
         estimated fair value ..................                          (7,662)     (13,631)
                                                                     -----------    ---------

Trust assets, net...............................                     $    44,015    $  86,015
                                                                     ===========    =========

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 1998 and 1997, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

(C)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate in December 1997. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor. The bonus pool and executive long-term incentive plan provides for the payment of $735,000 in bonuses to certain former employees of the Debtor after the Trust distributes $14.9 million to Class B Certificate holders, the payment of another $735,000 after approximately $30 million of additional distributions to Class B Certificate holders, and the payment of bonuses in the amount of 4.903% of any additional distributions to Class B Certificate holders.

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $77 million at December 31, 1998) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. In 1998, $67.7 million, or $27.50 per certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor. In January 1999, $8.6 million, or $3.50 per certificate, was distributed to Class B Certificate holders and a $417,000 bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $31.32 per unit as of December 31,
         1998). No distributions to Class C Certificate holders are anticipated.

         The ultimate amounts to be distributed to the holders of the B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash Trust assets. The

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         determination of the net asset value of the Trust in the accompanying consolidated statements of net assets in liquidation is based upon estimates of future cash flows. The actual cash flows and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

(D)      Investment Management Agreement

         Pursuant to the Investment Management Agreement, FirstCity managed the liquidation of Trust assets and the Trust paid FirstCity a servicing fee on collections. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until March 1997. Administrative expense included $6.8 million in 1997 and $4.2 million in 1996 for servicing fees.

(E)      Commitments and Contingencies

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

                          INDEPENDENT AUDITORS' REPORT


The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

         We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries (the "Trust") as of December 31, 1998 and 1997, and the related consolidated statements of income and changes in net asset value in liquidation, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and changes in net asset value in liquidation and cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                               KPMG LLP




Houston, Texas
February 22, 1999

                           FIRSTCITY LIQUIDATING TRUST
                   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)



                                                 1998                                                 1997
                           ------------------------------------------------    ---------------------------------------------------
                             First      Second       Third        Fourth         First        Second         Third        Fourth
                            Quarter     Quarter     Quarter       Quarter       Quarter       Quarter       Quarter       Quarter
                           ---------    --------   ---------     ----------    ---------     ---------      --------     ---------
Changes in fair value
   of trust assets ........ $ 24,766    $  2,712    $  6,958      $  3,447      $ 11,761      $ 16,508      $  3,888      $ 11,970
Interest income on
   short-term investments..      185         232         136            98           402           378            78            94
Interest expense ..........     --          --          --            --            (155)         --            --            --
Administrative expense ....   (1,925)     (1,843)     (1,668)       (1,423)       (7,922)       (1,351)       (1,235)       (1,764)
                            --------    --------    --------      --------      --------      --------      --------      --------
         Net income ....... $ 23,026    $  1,101    $  5,426      $  2,122      $  4,086      $ 15,535      $  2,731      $ 10,300
                            ========    ========    ========      ========      ========      ========      ========      ========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant.

                  Role of the Portfolio Committee

                  Pursuant to Article IV of the Trust Agreement, except where expressly limited by the terms of the Trust Agreement, all of the management and executive authority over the Trust resides in the four-member Portfolio Committee (subject to increase and reduction). The Trust Agreement provides that such four members are initially Rick R. Hagelstein (the "Chief Credit Officer Member Position"), Robert W. Brown (the "Robert W. Brown Member Position"), and Richard E. Bean and David Palmer, as the two members designated by the Equity Committee (the "Equity Committee Member Positions"). All have been members of the Portfolio Committee since the Effective Date. Mr. Hagelstein resigned in the second quarter of 1998 and Joe S. Greak was appointed to replace Mr. Hagelstein. Background information and the employment histories of Messrs. Bean, Brown, Greak and Palmer are set forth below.

                  Richard E. Bean, 55, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity.

                  Robert W. Brown, 50, has been President of FCLT Loans Asset Corp. since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date. Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the Federal bankruptcy laws in December 1994.

                  Joe S. Greak, 50, has been Senior Vice President, Tax Director and Secretary of FirstCity since the Effective Date. Mr. Greak was the Tax Manager of the Debtor from 1993 to the Effective Date.

                  David Palmer, 56, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York--Fredonia, New York.

                  Officers and Others

                  Chris J. O'Mara, 47, has been Vice President of FCLT Loans Asset Corp. since January 1996. Prior thereto, Mr. O'Mara was an independent contractor in the financial services industry from 1993 to 1996 (and a contractor of the Trust from August, 1995 to January, 1996). Mr. O'Mara was Executive Vice President and Division Manager of First City, Texas-Houston, N.A. from 1991 to 1993.

                  Jerry D. Thompson, 43, has been Vice President of FCLT Loans Asset Corp. since February 1997. Prior thereto, Mr. Thompson was Vice President of FCB Real Estate Services, Inc., a subsidiary of the Trust and the Debtor.

                  Ron Lawless, 52, has been President of First City Life Insurance Company, a subsidiary of the Trust and the Debtor, for the past five years.

                  C. Ivan Wilson, 71, was Chairman of the Board and Chief Executive Officer of the Debtor from 1991 until the Effective Date and has been Vice Chairman of the Board of FirstCity since that date.

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

                  Section 16(a) Beneficial Ownership Reporting Compliance

                  Each Portfolio Committee member and officer of the Trust who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, is required to report to the Securities and Exchange Commission, by a specified date, his or her beneficial ownership of, or certain transactions in, the Trust's securities. Mr. Palmer, who served as a Portfolio Committee member during 1998, failed to file Form 4s on a timely basis in 1998. All such Form 4s have been filed.

Item 11.          Executive Compensation.

                  Compensation of the Trustee

                  The compensation paid by the Trust to the Trustee consisted of administrative fees aggregating $20,500 in each of 1998, 1997 and 1996. Unless renegotiated, annual administrative fees to be paid to the Trustee shall remain constant.

                  Compensation of the Portfolio Committee

                  Pursuant to the terms of Article X of the Trust Agreement, the Portfolio Committee consists of the following four members: Joe S. Greak in the Chief Credit Officer Member Position, Robert W. Brown in the Robert W. Brown Member Position, and two members as designated by the Equity Committee, who at present are Richard E. Bean and David Palmer. Pursuant to Section 10.1.1 of the Trust Agreement, Messrs. Bean and Palmer, or their respective successors, each receives compensation for his services as a member of the Portfolio Committee in an amount equal to $12,000 per annum, payable in $3,000 increments on the first day of each calendar quarter. In addition, pursuant to a resolution of the Board of Directors of Loans Asset Corp., Messrs. Bean and Palmer each receive $1,000 for each Portfolio Committee meeting which they attend. The other two members are not separately compensated for their services as members of the Portfolio Committee.

                  Compensation of Executive Officers and Others

                  Executive officers and others of the Trust received compensation during the last three years as set forth in the following table:


                                                               ANNUAL COMPENSATION
          NAME AND                                   -------------------------------------
      PRINCIPAL POSITION               YEAR(1)            SALARY                BONUS
------------------------------        --------       ---------------        --------------
Robert W. Brown                         1998          $    250,000           $   897,522
  -   President of FCLT                 1997               250,000                25,000
      Loans Asset Corp.                 1996               250,000                25,000

C. Ivan Wilson                          1998          $          -           $   872,522
  -   Vice Chairman of
      FirstCity

Joe S. Greak                            1998          $          -           $   435,145
  -   Senior Vice President of
      FirstCity



Chris J. O'Mara                         1998          $    125,000           $    37,500
  -   Vice President of FCLT            1997               125,000                12,500
      Loans Asset Corp.                 1996               117,472                37,500

Jerry D. Thompson                       1998          $    100,000           $   103,376
 -    Vice President of FCLT            1997                96,600                35,000
      Loans Asset Corp.                 1996               80,000                  8,000

Ron Lawless                             1998          $     90,000           $    93,207
 -    President of First City           1997                88,731                34,000
      Life Insurance Company            1996                85,000                 8,500

------------------------------------


(1) The employment of Mr. O'Mara commenced in January, 1996. Amounts reported for Mr. Wilson and Mr. Greak relate only to Exhibit O of the Plan.

                  Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on dissolution of the Trust. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. Through December 31, 1998, Mr. Brown was paid $.9 million in performance-oriented bonuses pursuant to Exhibit O to the Plan. The Brown Employment Agreement provides for a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the Class B Certificates and the Class C Certificates. The payment of such conditional bonus to Mr. Brown is to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated for cause by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement.

                  Pursuant to Section 9.8 of the Plan, Mr. Brown (as described in the previous paragraph), along with C. Ivan Wilson, Joe S. Greak, former employees of the Debtor and certain employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. In 1998, bonuses totaling $2.6 million ($.9 million to Mr. Brown) were paid pursuant to Exhibit O.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

         (b) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of January 31, 1999, by the members of the Portfolio Committee. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.

                                                                           NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                                                AND PERCENTAGE OF OUTSTANDING
                                                                                  CLASS B BENEFICIAL INTERESTS
                                                                                   AS OF JANUARY 31, 1999
                                                                           --------------------------------------
                                                                              BENEFICIAL             PERCENT
NAME AND ADDRESS OF OWNER OR IDENTITY OF GROUP                                OWNERSHIP              OF CLASS
----------------------------------------------                             --------------          --------------
Robert W. Brown..........................................................         --                    --
Richard E. Bean..........................................................       98,100                 4.0
Joe S. Greak.............................................................         --                    --
David Palmer.............................................................      100,000                 4.1

All Portfolio Committee members as a group (4 persons)...................      198,100                 8.1


                                                                           NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                                                AND PERCENTAGE OF OUTSTANDING
                                                                                CLASS C BENEFICIAL INTERESTS
                                                                                    AS OF JANUARY 31, 1999
                                                                           --------------------------------------
                                                                               BENEFICIAL             PERCENT
NAME AND ADDRESS OF OWNER OR IDENTITY OF GROUP                                 OWNERSHIP             OF CLASS
----------------------------------------------                             -----------------       --------------
Robert W. Brown..........................................................          197                   *
Richard E. Bean..........................................................           --                  --
Joe S. Greak.............................................................           --                  --
David Palmer.............................................................           --                  --

All Portfolio Committee members as a group (4 persons)...................          197                   *

--------------

*        Less than 1%

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

Item 13.          Certain Relationships and Related Transactions.

                  Distributions to FirstCity as Class A Certificate Holder

                  As the sole holder of the Class A Certificate, FirstCity received distributions totaling $188 million from the Trust to retire the Class A Certificate in December 1997.


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

                  3.       Exhibits

         Exhibit
           No.                            Description
         -------  --------------------------------------------------------------
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

         21.1(1)  Subsidiaries of the Trust.

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 1998.

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


                                           STATE STREET BANK AND TRUST
                                           COMPANY, as Trustee



Date: February 25, 1999                    /s/ Susan T. Keller
                                           -----------------------------------
                                           Name: Susan T. Keller
                                                 -----------------------------
                                           Title: Vice President
                                                 -----------------------------

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

21.1(1)           Subsidiaries of the Trust.

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