Form 10-Q
period 1999-03-31
FIRST CITY LIQUIDATING TRUST
filed 1999-04-30
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1999, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                           MARCH 31,   DECEMBER 31,
                                                            1999         1998
                                                           ---------   -------
        Assets, at estimated fair value                  (unaudited)
Cash and cash equivalents ............................     $ 8,185     $13,474
Trust assets, net ....................................      41,244      44,015
                                                           -------     -------
       Total assets ..................................      49,429      57,489
                                                           -------     -------

        Less liabilities at face or estimated amount
Payables and accrued liabilities .....................       1,929       2,189
                                                           -------     -------
       Total liabilities .............................       1,929       2,189
                                                           -------     -------
Commitments and contingencies ........................          --          --

        Trust net asset value attributable to:
Class "B" Certificate, 2,460,911 units outstanding ...      47,500      55,300
Class "C" Certificate, 738,273 units outstanding .....          --          --
                                                           -------     -------
       Total net asset value .........................     $47,500     $55,300
                                                           =======     =======


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                     1999          1998
                                                   --------      --------
Changes in fair value of trust assets ........     $  2,113      $ 24,766
Interest income on short-term investments ....           97           185
Administrative expense .......................       (1,397)       (1,925)
                                                   --------      --------
       Net income ............................          813        23,026
                                                   --------      --------
Net asset value, beginning of period .........       55,300        91,300
Distributions on Class "B" Certificate .......       (8,613)      (17,226)
                                                   --------      --------
Net asset value, end of period ...............     $ 47,500      $ 97,100
                                                   ========      ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                           1999             1998
                                                                         --------         --------
Cash flows from operating activities:
    Net income ..................................................        $    813         $ 23,026
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets ....................          (2,113)         (24,766)
       Collections on trust assets, net of advances .............           4,862           44,621
       Decrease in payables and accrued liabilities .............            (238)            (692)
                                                                         --------         --------
          Net cash provided by operating activities .............           3,324           42,189
                                                                         --------         --------


Cash flows from financing activities:
    Distributions on Class "B" Certificate ......................          (8,613)         (17,226)
                                                                         --------         --------

          Net cash used in financing activities .................          (8,613)         (17,226)
                                                                         --------         --------

    Net increase (decrease) in cash and cash equivalents ........        $ (5,289)        $ 24,963
    Cash and cash equivalents, beginning of period ..............          13,474            7,948
                                                                         --------         --------
    Cash and cash equivalents, end of period ....................        $  8,185         $ 32,911
                                                                         ========         ========


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1999


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at March 31, 1999, and its changes in net asset value in liquidation and cash flows for the three month periods ended March 31, 1999 and 1998.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                             March 31,       December 31,
Estimated Gross Cash Flow by Type of Asset                     1999             1998
------------------------------------------                   ---------       ------------
                                                            (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ................................        $ 11,365         $ 12,306
    Nonperforming loans .............................             755              815
Receivable from the FDIC ............................           2,000            2,000
Real estate and other assets ........................          33,947           36,556
                                                             --------         --------
    Total ...........................................          48,067           51,677
                                                             --------         --------

    Discount required to reflect trust assets at
         estimated fair value .......................          (6,823)          (7,662)
                                                             --------         --------

Trust assets, net ...................................        $ 41,244         $ 44,015
                                                             ========         ========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 1999 and December 31, 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

(C)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate in December 1997. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor. The bonus pool and executive long-term incentive plan provides for the payment of bonuses equal to 4.76% (which percentage is lower due to employee reductions) of additional distributions to Class B Certificate holders and (if any) Class C Certificate holders.

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $70 million at March 31,
1999) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. In the first quarter of 1999, $8.6 million, or $3.50 per certificate, was distributed to Class B Certificate holders and a $417,000 bonus was paid to certain former employees of the Debtor. In 1998, $67.7 million, or $27.50 per certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor. In April 1999, $9.8 million, or $4.00 per certificate, was distributed to Class B Certificate holders and a $464,000 bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $28.28 per unit as of March 31, 1999).

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


(D)      Commitments and Contingencies

         The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

         In 1996 the FDIC closed the receiverships of the Debtor's banks and distributed the remaining surplus of those receiverships to the Trust. In accordance with a conveyance and indemnification agreement, the Trust is required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the receiverships, in an aggregate amount up to $10 million until the later of (i) January 3, 2000 or (ii) the termination date of the Trust. Management of the Trust does not believe that, to the extent the Trust is obligated to pay certain claims or expenses associated with the past obligations of the Debtor's banks, such payments will have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the first quarter of 1999 and 1998 are summarized below (dollars in thousands):

                                                    First Quarter    First Quarter
                                                        1999             1998
                                                    -------------    -------------
Changes in fair value of trust assets ........        $  2,113         $ 24,766
Interest income on short-term investments ....              97              185
Administrative expense .......................          (1,397)          (1,925)
                                                      --------         --------
       Net income ............................        $    813         $ 23,026
                                                      ========         ========


         The estimated fair value of the Trust's assets increased $2.1 million in the first quarter of 1999 as compared to $24.8 million in the first quarter of 1998. The 1998 increase was attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first quarter of 1999 and 1998 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the first quarter of 1999 as compared to the first quarter of 1998 because less excess funds were available.

         Administrative expense totaled $1.4 million in the first quarter of 1999 as compared to $1.9 million in the first quarter of 1998. A $417,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first quarter of 1999 as compared to a $735,000 bonus paid in 1998. Professional fees totaled $.2 million in the first quarter of 1999 as compared to $.3 million in the first quarter of 1998.

         In the first quarter of 1999, the Trust distributed $8.6 million, or $3.50 per certificate, to Class B Certificate holders. This distribution was made possible principally by $4.9 million in net collections on Trust assets in 1999 and cash held at December 31,1998. The Class B Beneficial Interests were valued at $47.5 million at March 31, 1999. In April 1999, the Trust distributed an additional $9.8 million, or $4.00 per certificate, to Class B Certificate holders.

         Non-cash trust assets at March 31, 1999 and December 31, 1998 were comprised of the following (dollars in thousands):

                                                             March 31,       December 31,
Estimated Gross Cash Flow by Type of Asset                     1999             1998
------------------------------------------                   ---------       ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ................................        $ 11,365         $ 12,306
    Nonperforming loans .............................             755              815
Receivable from the FDIC ............................           2,000            2,000
Real estate and other assets ........................          33,947           36,556
                                                             --------         --------
    Total ...........................................          48,067           51,677
                                                             --------         --------
    Discount required to reflect trust assets at
         estimated fair value .......................          (6,823)          (7,662)
                                                             --------         --------
Trust assets, net ...................................        $ 41,244         $ 44,015
                                                             ========         ========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At March 31, 1999 and December 31, 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

         The March 31, 1999 balance sheet of the Trust reflects a value of $27.5 million for a 67% interest in a partnership which owns the First City Tower. First City Tower is a Class A office building located in downtown Houston. The $27.5 million valuation reflects significant discounts against the asset because of litigation (probable appeal of summary judgment rendered in favor of the Trust) on the building, and because it is only a 67% interest. Using the current valuation of the Trust, the interest in the First City Tower would have to be sold for an amount in excess of approximately $50 million for the Class C Certificates to realize any value. With the recent run-up in values for Houston downtown office buildings, and assuming the summary judgment is upheld and the sales price is not drastically discounted because the Trust's interest is only 67%, it is possible that the Class C Certificates could have value at some point in the future. Investors are advised, however, that the Class C Certificates are highly speculative securities.

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

         10.3(3)  Conveyance and Indemnification Agreement, dated December 23,
                  1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans,
                  L.P. and the Trust.

         10.4 Extension of Conveyance and Indemnification Agreement, dated in April 1999, between FDIC-Corporate, the FDIC-Receivers,
                  FCLT Loans, L.P. and the Trust.

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STATE STREET BANK AND TRUST
                                         COMPANY, as Trustee


Date: April 30, 1999                      /s/ Susan T. Keller
                                          --------------------------------------
                                          Name: Susan T. Keller
                                               ---------------------------------
                                          Title: Vice President
                                                --------------------------------

                               INDEX TO EXHIBITS


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

         10.3(3)  Conveyance and Indemnification Agreement, dated December 23,
                  1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans,
                  L.P. and the Trust.

         10.4 Extension of Conveyance and Indemnification Agreement, dated in April 1999, between FDIC-Corporate, the FDIC-Receivers,
                  FCLT Loans, L.P. and the Trust.

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