Form 10-Q
period 1999-06-30
FIRST CITY LIQUIDATING TRUST
filed 1999-07-28
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1999, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          1999             1998
                                                                      ------------     ------------
                                                                      (unaudited)
               Assets, at estimated fair value
Cash and cash equivalents .......................................     $      6,574     $     13,474
Trust assets, net ...............................................           33,616           44,015
                                                                      ------------     ------------
       Total assets .............................................           40,190           57,489
                                                                      ------------     ------------

               Less liabilities at face or estimated amount
Payables and accrued liabilities ................................            1,890            2,189
                                                                      ------------     ------------
       Total liabilities ........................................            1,890            2,189
                                                                      ------------     ------------
Commitments and contingencies ...................................               --               --

               Trust net asset value attributable to:
Class "B" Certificate, 2,460,911 units outstanding ..............           38,300           55,300
Class "C" Certificate, 738,273 units outstanding ................               --               --
                                                                      ------------     ------------
       Total net asset value ....................................     $     38,300     $     55,300
                                                                      ============     ============


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS                SIX MONTHS
                                                           ENDED JUNE 30,             ENDED JUNE 30,
                                                     ------------------------    ------------------------
                                                        1999          1998          1999          1998
                                                     ----------    ----------    ----------    ----------
Changes in fair value of trust assets ............   $    1,660    $    2,712    $    3,773    $   27,478
Interest income on short-term investments ........           86           232           183           417
Administrative expense ...........................       (1,102)       (1,843)       (2,499)       (3,768)
                                                     ----------    ----------    ----------    ----------
       Net income ................................          644         1,101         1,457        24,127
                                                     ----------    ----------    ----------    ----------
Net asset value, beginning of period .............       47,500        97,100        55,300        91,300
Distributions on Class "B" Certificate ...........       (9,844)      (28,301)      (18,457)      (45,527)
                                                     ----------    ----------    ----------    ----------
Net asset value, end of period ...................   $   38,300    $   69,900    $   38,300    $   69,900
                                                     ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------
                                                                       1999          1998
                                                                    ----------    ----------
Cash flows from operating activities:
    Net income ..................................................   $    1,457    $   24,127
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets ....................       (3,773)      (27,478)
       Collections on trust assets, net of advances .............       14,084        63,840
       Decrease in payables and accrued liabilities .............         (211)         (530)
                                                                    ----------    ----------
          Net cash provided by operating activities .............       11,557        59,959
                                                                    ----------    ----------


Cash flows from financing activities:
    Distributions on Class "B" Certificate ......................      (18,457)      (45,527)
                                                                    ----------    ----------

       Net cash used in financing activities ....................      (18,457)      (45,527)
                                                                    ----------    ----------

    Net increase (decrease) in cash and cash equivalents ........   $   (6,900)   $   14,432
    Cash and cash equivalents, beginning of period ..............       13,474         7,948
                                                                    ----------    ----------
    Cash and cash equivalents, end of period ....................   $    6,574    $   22,380
                                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at June 30, 1999, and its changes in net asset value in liquidation and cash flows for the three month and six month periods ended June 30, 1999 and 1998.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                             June 30,     December 31,
Estimated Gross Cash Flow by Type of Asset                    1999            1998
                                                          ------------    ------------
                                                          (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ..................................   $      6,109    $     12,306
    Nonperforming loans ...............................            685             815
Receivable from the FDIC ..............................             --           2,000
Real estate and other assets ..........................         33,082          36,556
                                                          ------------    ------------
    Total .............................................         39,876          51,677
                                                          ------------    ------------

    Discount required to reflect trust assets at
         estimated fair value .........................         (6,260)         (7,662)
                                                          ------------    ------------

Trust assets, net .....................................   $     33,616    $     44,015
                                                          ============    ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 1999 and December 31, 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

(C)      Distribution Priorities

         The Trust is required to apply all proceeds from liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate in December 1997. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor. The bonus pool and executive long-term incentive plan provides for the payment of bonuses equal to 4.76% of additional distributions to Class B Certificate holders and (if any) Class C Certificate holders.

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $61 million at June 30, 1999) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. In the first six months of 1999, $18.5 million, or $7.50 per Certificate, was distributed to Class B Certificate holders and a $.9 million bonus was paid to certain former employees of the Debtor. In 1998, $67.7 million, or $27.50 per Certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor. In July 1999, $4.9 million, or $2.00 per Certificate, was distributed to Class B Certificate holders and a $230,000 bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $24.69 per unit as of June 30, 1999).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the second quarter and first six months of 1999 and 1998 are summarized below (dollars in thousands):

                                                                 SECOND               SIX MONTHS
                                                                 QUARTER             ENDED JUNE 30,
                                                          --------------------    --------------------
                                                            1999        1998        1999        1998
                                                          --------    --------    --------    --------
Changes in fair value of trust assets .................   $  1,660    $  2,712    $  3,773    $ 27,478
Interest income on short-term investments .............         86         232         183         417
Administrative expense ................................     (1,102)     (1,843)     (2,499)     (3,768)
                                                          --------    --------    --------    --------
       Net income .....................................   $    644    $  1,101    $  1,457    $ 24,127
                                                          ========    ========    ========    ========

               SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

         The estimated fair value of the Trust's assets increased $1.7 million in the second quarter of 1999 as compared to $2.7 million in the second quarter of 1998. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the second quarter of 1999 and 1998 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the second quarter of 1999 as compared to the second quarter of 1998 because less excess funds were available.

         Administrative expense totaled $1.1 million in the second quarter of 1999 as compared to $1.8 million in the second quarter of 1998. A $464,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the second quarter of 1999 as compared to a $763,000 bonus paid in 1998. Professional fees totaled $.2 million in the second quarter of 1999 as compared to $.4 million in the second quarter of 1998.

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The estimated fair value of the Trust's assets increased $3.8 million in the first six months of 1999 as compared to $27.5 million in the first six months of 1998. The 1998 increase was attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first six months of 1999 and 1998 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 1999 as compared to 1998 because less excess funds were available.

         Administrative expense totaled $2.5 million in the first six months of 1999 as compared to $3.8 million in the first six months of 1998. A $.9 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first six months of 1999 as compared to a $1.5 million bonus paid in 1998. Professional fees totaled $.4 million in the first six months of 1999 as compared to $.6 million in the first six months of 1998.

         In the first six months of 1999, the Trust distributed $18.5 million, or $7.50 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $14.1 million in net collections on Trust assets in 1999 and cash held at December 31, 1998. The Class B Beneficial Interests were valued at $38.3 million at June 30, 1999. In July 1999, the Trust distributed an additional $4.9 million, or $2.00 per Certificate, to Class B Certificate holders.

         Non-cash trust assets at June 30, 1999 and December 31, 1998 were comprised of the following (dollars in thousands):

                                                             June 30      December 31,
Estimated Gross Cash Flow by Type of Asset                    1999            1998
                                                          ------------    ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ..................................   $      6,109    $     12,306
    Nonperforming loans ...............................            685             815
Receivable from the FDIC ..............................             --           2,000
Real estate and other assets ..........................         33,082          36,556
                                                          ------------    ------------
    Total .............................................         39,876          51,677
                                                          ------------    ------------
    Discount required to reflect trust assets at
         estimated fair value .........................         (6,260)         (7,662)
                                                          ------------    ------------
Trust assets, net .....................................   $     33,616    $     44,015
                                                          ============    ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At June 30, 1999 and December 31, 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

         The June 30, 1999 statement of net assets in liquidation reflects a value of $27.5 million for a 67% interest in a partnership which owns the First City Tower. The First City Tower is a Class A office building located in downtown Houston. The $27.5 million valuation reflects significant discounts against the asset because of litigation (probable appeal of summary judgment rendered in favor of the Trust) on the building, and because it is only a 67% interest. Using the current valuation of the Trust, the interest in the First City Tower would have to be sold for an amount in excess of approximately $50 million for the Class C Certificate holders to realize any value. With the recent run-up in values for Houston downtown office buildings, and assuming the summary judgment is upheld and the sales price is not drastically discounted because the Trust's interest is only 67%, it is possible that the Class C Certificates could have value at some point in the future. Investors are advised, however, that the Class C Certificates are highly speculative securities.

         In June 1999 the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, extended the life of the Trust from January 3, 2000 to January 3, 2002. The extension allows the Trust more time to settle some ongoing litigation and indemnity issues as well as to bring additional value to certain assets as a result of holding such assets for a longer period of time.

         In the first quarter of 1998, the Trust negotiated and received a settlement of approximately $22 million from its fidelity bond carriers. As a result of this settlement, there are no remaining claims of this nature.

YEAR 2000 COMPLIANCE

         The Trust is aware of the potential issues related to the Year 2000. Management has evaluated the potential impact this issue could have on its computer systems and believes that its current systems will not be impacted by the Year 2000 or that the systems can be readily upgraded or replaced with minimal cost to the Trust. Management will continue to monitor the status of its systems related to the Year 2000.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit
           No.                              Description
         -------                            -----------

         2.1(1) Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter 11 of the United States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on May 31, 1995.

         2.2 Order Extending Term of FirstCity Liquidating Trust, dated June 18, 1999.

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

         10.3(3) Conveyance and Indemnification Agreement, dated December 23, 1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans, L.P. and the Trust.

         10.4(4) Extension of Conveyance and Indemnification Agreement, dated in April 1999, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans, L.P. and the Trust.

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

         (4) Filed as the exhibit indicated to the Form 10-Q for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission and incorporated herein by reference.

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 STATE STREET BANK AND TRUST
                                                 COMPANY, as Trustee



Date: July 28, 1999                              /s/ Susan T. Keller
                                                 ------------------------------
                                                 Name: Susan T. Keller
                                                      -------------------------
                                                 Title: Vice President
                                                        -----------------------

                               INDEX TO EXHIBITS


         Exhibit
           No.                              Description
         -------                            -----------

         2.1(1)   Joint Plan of Reorganization for First City Bancorporation of
                  Texas, Inc., as modified, under Chapter 11 of the United
                  States Bankruptcy Code, as confirmed by the U.S. Bankruptcy
                  Court for the Northern District of Texas, Dallas Division, on
                  May 31, 1995.

         2.2      Order Extending Term of FirstCity Liquidating Trust, dated
                  June 18, 1999.

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

         10.3(3)  Conveyance and Indemnification Agreement, dated December 23,
                  1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans,
                  L.P. and the Trust.

         10.4(4) Extension of Conveyance and Indemnification Agreement, dated in April 1999, between FDIC-Corporate, the FDIC-Receivers,
                  FCLT Loans, L.P. and the Trust.

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

         (4) Filed as the exhibit indicated to the Form 10-Q for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission and incorporated herein by reference.