Form 10-Q
period 1999-09-30
FIRST CITY LIQUIDATING TRUST
filed 1999-10-29
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1999, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1999            1998
                                                        -------------   -------------
                                                         (unaudited)

             Assets, at estimated fair value
Cash and cash equivalents ...........................   $       3,398   $      13,474
Trust assets, net ...................................          32,390          44,015
                                                        -------------   -------------
       Total assets .................................          35,788          57,489
                                                        -------------   -------------

       Less liabilities at face or estimated amount
Payables and accrued liabilities ....................           1,888           2,189
                                                        -------------   -------------
       Total liabilities ............................           1,888           2,189
                                                        -------------   -------------
Commitments and contingencies .......................            --              --

               Trust net asset value attributable to:
Class "B" Certificate, 2,460,911 units outstanding ..          33,900          55,300
Class "C" Certificate, 738,273 units outstanding ....            --              --
                                                        -------------   -------------
       Total net asset value ........................   $      33,900   $      55,300
                                                        =============   =============


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS                 NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                               ------------------------    ------------------------
                                                 1999           1998          1999         1998
                                               ----------    ----------    ----------    ----------
Changes in fair value of trust assets ......   $    1,137    $    6,958    $    4,910    $   34,436
Interest income on short-term investments...           46           136           229           553
Administrative expense .....................         (661)       (1,668)       (3,160)       (5,436)
                                               ----------    ----------    ----------    ----------
       Net income ..........................          522         5,426         1,979        29,553
                                               ----------    ----------    ----------    ----------
Net asset value, beginning of period .......       38,300        69,900        55,300        91,300
Distributions on Class "B" Certificate .....       (4,922)      (17,226)      (23,379)      (62,753)
                                               ----------    ----------    ----------    ----------
Net asset value, end of period .............   $   33,900    $   58,100    $   33,900    $   58,100
                                               ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                              1999                1998
                                                                         --------------    --------------
Cash flows from operating activities:
    Net income .......................................................   $        1,979    $       29,553
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets .........................           (4,910)          (34,436)
       Collections on trust assets, net of advances ..................           16,432            69,728
       Decrease in payables and accrued liabilities ..................             (198)             (406)
                                                                         --------------    --------------
          Net cash provided by operating activities ..................           13,303            64,439
                                                                         --------------    --------------


Cash flows from financing activities:
    Distributions on Class "B" Certificate ...........................          (23,379)          (62,753)
                                                                         --------------    --------------

       Net cash used in financing activities .........................          (23,379)          (62,753)
                                                                         --------------    --------------

    Net increase (decrease) in cash and cash equivalents .............   $      (10,076)   $        1,686
    Cash and cash equivalents, beginning of period ...................           13,474             7,948
                                                                         --------------    --------------
    Cash and cash equivalents, end of period .........................   $        3,398    $        9,634
                                                                         ==============    ==============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at September 30, 1999, and its changes in net asset value in liquidation and cash flows for the three month and nine month periods ended September 30, 1999 and 1998.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):


                                                                        September 30,      December 31,
                                                                            1999              1998
                                                                        -------------     --------------
                                                                         (unaudited)
         Estimated Gross Cash Flow by Type of Asset
         Borrowers' obligation on outstanding balance of:
            Performing loans ......................................     $       5,560     $       12,306
            Nonperforming loans ...................................               704                815
         Receivable from the FDIC .................................               --               2,000
         Real estate and other assets .............................            32,143             36,556
                                                                        -------------     --------------
             Total ................................................            38,407             51,677
                                                                        -------------     --------------

             Discount required to reflect trust assets at
                estimated fair value ..............................            (6,017)            (7,662)
                                                                        -------------     --------------

         Trust assets, net ........................................     $      32,390     $       44,015
                                                                        =============     ==============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 1999 and December 31, 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $57 million at September 30, 1999) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. In the first nine months of 1999, $23.4 million, or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor. In 1998, $67.7 million, or $27.50 per Certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $23.07 per unit as of September 30,
         1999).

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


(D)      Commitments and Contingencies

         The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters will not have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

         In 1996 the FDIC closed the receiverships of the Debtor's banks and distributed the remaining surplus of those receiverships to the Trust. In accordance with a conveyance and indemnification agreement, the Trust is required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the receiverships, in an aggregate amount up to $10 million until the termination of the Trust. Management of the Trust does not believe that, to the extent the Trust is obligated to pay certain claims or expenses associated with the past obligations of the Debtor's banks, such payments will have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the third quarter and first nine months of 1999 and 1998 are summarized below (dollars in thousands):

                                                                                       NINE MONTHS
                                                          THIRD QUARTER              ENDED SEPTEMBER 30,
                                                     ------------------------    ------------------------
                                                       1999          1998          1999           1998
                                                     ----------    ----------    ----------    ----------
Changes in fair value of trust assets ............   $    1,137    $    6,958    $    4,910    $   34,436
Interest income on short-term investments ........           46           136           229           553
Administrative expense ...........................         (661)       (1,668)       (3,160)       (5,436)
                                                     ----------    ----------    ----------    ----------
       Net income ................................   $      522    $    5,426    $    1,979    $   29,553
                                                     ==========    ==========    ==========    ==========

                THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

         The estimated fair value of the Trust's assets increased $1.1 million in the third quarter of 1999 as compared to $7.0 million in the third quarter of 1998. The 1998 increase was attributable to several factors, including $5 million related to a 67% interest in a partnership which owns the First City Tower. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the third quarter of 1999 and 1998 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the third quarter of 1999 as compared to the third quarter of 1998 because less excess funds were available.

         Administrative expense totaled $.7 million in the third quarter of 1999 as compared to $1.7 million in the third quarter of 1998. A $230,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the third quarter of 1999 as compared to an $834,000 bonus paid in 1998. Professional fees totaled $.1 million in the third quarter of 1999 as compared to $.2 million in the third quarter of 1998.

          NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 1998

         The estimated fair value of the Trust's assets increased $4.9 million in the first nine months of 1999 as compared to $34.4 million in the first nine months of 1998. The 1998 increase was attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers and $6 million related to the 67% interest discussed above. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in the first nine months of 1999 and 1998 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 1999 as compared to 1998 because less excess funds were available.

         Administrative expense totaled $3.2 million in the first nine months of 1999 as compared to $5.4 million in the first nine months of 1998. A $1.1 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first nine months of 1999 as compared to a $2.3 million bonus paid in 1998. Professional fees totaled $.5 million in the first nine months of 1999 as compared to $.9 million in the first nine months of 1998.

         In the first nine months of 1999, the Trust distributed $23.4 million, or $9.50 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $16.4 million in net collections on Trust assets in 1999 and cash held at December 31, 1998. The Class B Beneficial Interests were valued at $33.9 million at September 30, 1999.

         Non-cash trust assets at September 30, 1999 and December 31, 1998 were comprised of the following (dollars in thousands):


                                                                  September 30,    December 31,
                                                                      1999             1998
                                                                  -------------    ------------
     Estimated Gross Cash Flow by Type of Asset

     Borrowers' obligation on outstanding balance of:
         Performing loans .....................................   $      5,560    $     12,306
         Nonperforming loans ..................................            704             815
     Receivable from the FDIC .................................           --             2,000
     Real estate and other assets .............................         32,143          36,556
                                                                  ------------    ------------
         Total ................................................         38,407          51,677
                                                                  ------------    ------------
         Discount required to reflect trust assets at
              estimated fair value ............................         (6,017)         (7,662)
                                                                  ------------    ------------
     Trust assets, net ........................................   $     32,390    $     44,015
                                                                  ============    ============

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At September 30, 1999 and December 31, 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

         The September 30, 1999 statement of net assets in liquidation reflects a value of $27.5 million for a 67% interest in a partnership which owns the First City Tower. The First City Tower is a Class A office building located in downtown Houston. The $27.5 million valuation reflects significant discounts against the asset because of litigation (possible appeal of summary judgment rendered in favor of the Trust) on the building, and because it is only a 67% interest. Using the current valuation of the Trust, the interest in the First City Tower would have to be sold for an amount in excess of approximately $50 million for the Class C Certificate holders to realize any value. With the recent run-up in values for Houston downtown office buildings, and assuming the summary judgment is upheld and the sales price is not drastically discounted because the Trust's interest is only 67%, it is possible that the Class C Certificates could have value at some point in the future. Investors are advised, however, that the Class C Certificates are highly speculative securities.

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

         2.2(5) Order Extending Term of FirstCity Liquidating Trust, dated June 18, 1999.

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

-----------

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

         (5) Filed as the exhibit indicated to the Form 10-Q for the quarter ended June 30, 1999 filed with the Securities and Exchange Commission and incorporated herein by reference.

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STATE STREET BANK AND TRUST
                                                COMPANY, as Trustee



Date:  October 29, 1999                         /s/ Susan T. Keller
                                                -------------------------------
                                                Name: Susan T. Keller
                                                      -------------------------
                                                Title: Vice President
                                                       ------------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
 27            Financial Data Schedule