Form 10-K
period 1999-12-31
FIRST CITY LIQUIDATING TRUST
filed 2000-02-11
CIK 1013047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                          Class B Beneficial Interests
                          Class C Beneficial Interests
                              (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2000 there were 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests outstanding.

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

               The Trust has not and, pursuant to the Liquidating Trust Agreement dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and State Street Bank and Trust Company, successor to Fleet National Bank and Shawmut Bank Connecticut, National Association, as Trustee (the "Trust Agreement"), may not engage in the conduct of a trade or business apart from the liquidation of Trust assets and the winding up of the affairs of the Debtor and its subsidiaries. Pursuant to Article VIII of the Trust Agreement, the Trust shall terminate upon the date which is three (3) years and six (6) months after the Effective Date; provided, however, that at least six (6) months prior to such termination, the Portfolio Committee (as defined herein) may, with the approval of the Bankruptcy Court, extend the term of the Trust if necessary to the liquidating purpose thereof. Multiple extensions, if approved by the Bankruptcy Court, are permissible, although the aggregate of all such extensions shall not exceed five (5) years so that, in any event, the Trust shall terminate no later than eight (8) years and six (6) months after the Effective Date. In June 1998, the Bankruptcy Court extended the life of the Trust from December 31, 1998 to January 3, 2000. In June 1999, the Bankruptcy Court extended the life of the Trust to January 3, 2002.

               Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than $20 million in cash which was contributed by the Debtor to FirstCity, were transferred to the Trust or to subsidiaries of the Trust. Such assets have been and will continue to be liquidated over the life of the Trust pursuant to the terms of the Plan and the Trust Agreement. The non-cash assets of the Trust consist principally of performing and non-performing loans, income producing real estate and interests in real estate, and miscellaneous other assets and receivables transferred to the Trust upon the consummation of the Plan.

               In connection with the sale of the Debtor's banks by the Federal Deposit Insurance Corporation (the "FDIC") to certain other banks (the "Loss-Sharing Banks"), the FDIC entered into certain agreements (the "Loss-Sharing Agreements") to guarantee certain recoveries on loans acquired by the Loss-Sharing Banks. On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets for approximately $206 million from the Loss-Sharing Banks (the "Loss-Sharing Settlement"). With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements. The Loss-Sharing Settlement was significant to the Trust because it allowed the FDIC to eliminate the loss-sharing reserve that it had maintained to cover the FDIC's obligations under the loss-sharing guarantees, thereby eliminating the uncertainty of future reductions from the reserve and increasing the initial distribution made by the FDIC to the Trust.

               In 1996, the FDIC closed the Receiverships of the Debtor's banks (the "Receiverships") and distributed the surplus cash ($17.6 million on December 23, 1996) of the Receiverships to the Trust. In accordance with that certain Conveyance and Indemnification Agreement (the "Conveyance and Indemnification Agreement"), dated December 23, 1996 and extended in April 1999, the Trust will be required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the Receiverships, in an aggregate amount up to $10 million until the termination of the Trust.

Item 2.        Properties.

               The Trust does not have any material physical properties, except for such properties that are held for sale.

Item 3.        Legal Proceedings.

               Litigation was settled related to a previous attempt to sell a 67% interest in a partnership which owns the First City Tower. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

               The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

Item 4.        Submission of Matters to a Vote of Security Holders.

               As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                     Part II

Item 5.        Market For Registrant's Common Equity and Related Stockholder
               Matters.

               The Class A Certificate was held by FirstCity. Through December 31, 1997, the Trust had distributed $188 million to FirstCity as the sole Class A Certificate holder, retiring the Class A Certificate in full.

               The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 1999, was 60 and 778, respectively. High and low bid prices, as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:

                                          Class B Beneficial Interest
                     -----------------------------------------------------------------------
                                 1999                                   1998
                   ------------------------------------   ------------------------------------
                     Market Price                          Market Price
                   ---------------   Cash Distributions   ---------------   Cash Distributions
Quarter Ended       High     Low             Paid          High     Low            Paid
-------------      ------   ------   ------------------   ------   ------   ------------------
March 31 .......   $26.25   $24.00   $             3.50   $35.50   $33.50   $             7.00
June 30 ........    26.50    21.75                 4.00    31.75    29.25                11.50
September 30 ...    23.00    21.50                 2.00    32.00    23.75                 7.00
December 31 ....    21.75    21.75                   --    26.00    23.00                 2.00

                           Class C Beneficial Interest
                   -----------------------------------------
                           1999                  1998
                   -------------------   -------------------
                       Market Price         Market Price
                   -------------------   -------------------
Quarter Ended        High        Low       High       Low
-------------      --------   --------   --------   --------
March 31 .......         --         --         --         --
June 30 ........         --         --         --         --
September 30 ...         --         --         --         --
December 31 ....   $    .09   $    .09         --         --

               No distributions were made to Class B or Class C Certificate holders through December 31, 1997. In 1998, $67.7 million, or $27.50 per Class B Certificate, was distributed to Class B Certificate holders. In 1999, $23.4 million, or $9.50 per Class B Certificate, was distributed to Class B Certificate holders. In January 2000, $2.5 million, or $1.00 per Class B Certificate, was distributed.

               The Trust is required to apply all proceeds from liquidation and disposition of its assets first to the payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate in December 1997. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor. The bonus pool and executive long-term incentive plan provides for the payment of bonuses equal to 4.76% of additional distributions to Class B Certificate holders and (if any) Class C Certificate holders.

               Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $58 million at December 31, 1999) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders.

               Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $23.49 per unit as of December 31, 1999).

Item 6.        Selected Financial Data.

                                                                   Year Ended December 31,
                                                         -----------------------------------------     Inception to
(Dollars in thousands)                                     1999       1998       1997       1996     December 31,1995
                                                         --------   --------   --------   --------   ----------------
Income ...............................................   $ 24,323   $ 38,534   $ 45,079   $ 53,014       $ 33,923
Expenses .............................................      3,844      6,859     12,427     13,249         10,293
Net income ...........................................     20,479     31,675     32,652     39,765         23,630
Distributions on Class "A" Certificate ...............         --         --     62,669    120,229          4,721
Distributions on Class "B" Certificate ...............     23,379     67,675         --         --             --

At year end:
         Total assets ................................     54,421     57,489     93,963    125,229        206,464
         Class "A" Certificate .......................         --         --         --     53,617        162,245
         Class "B" Certificate .......................     52,400     55,300     91,300     67,700         39,536

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The operations of the Trust are summarized below:

                                                             Year Ended December 31,
                                                        --------------------------------
(Dollars in thousands)                                    1999        1998        1997
                                                        --------    --------    --------
Changes in fair value of trust assets ...............   $ 24,036    $ 37,883    $ 44,127
Interest income on short-term investments ...........        287         651         952
Interest expense ....................................         --          --        (155)
Administrative expense ..............................     (3,844)     (6,859)    (12,272)
                                                        --------    --------    --------
         Net income .................................   $ 20,479    $ 31,675    $ 32,652
                                                        ========    ========    ========

                              1999 COMPARED TO 1998

               The estimated fair value of the Trust's assets increased $24.0 million in 1999 as compared to $37.9 million in 1998. The 1999 increase was attributable to several factors, including $18 million related to a 67% interest in a partnership which owns the First City Tower. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in 1999 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

               Interest income on short-term investments decreased in 1999 as compared to 1998 because less excess funds were available.

               Administrative expense totaled $3.8 million in 1999 as compared to $6.9 million in 1998. A $1.1 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in 1999 as compared to a $2.6 million bonus paid to such employees in 1998. Professional fees totaled $.7 million in 1999 as compared to $1.1 million in 1998.

               In 1999, the Trust distributed $23.4 million, or $9.50 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $18.8 million in net collections on Trust assets in 1999 and cash held at December 31, 1998. The Class B Beneficial Interests were valued at $52.4 million at December 31, 1999. In January 2000, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders.

               Non-cash Trust assets at December 31, 1999 and 1998 were comprised of the following:

(Dollars in thousands)                                     December 31,
                                                       --------------------
Estimated Gross Cash Flow by Type of Asset               1999        1998
------------------------------------------             --------    --------
Borrowers' obligation on outstanding balance of:
    Performing loans ...............................   $  5,327    $ 12,306
    Nonperforming loans ............................        209         815
Receivable from the FDIC ...........................         --       2,000
Real estate and other assets .......................     49,557      36,556
                                                       --------    --------
    Total ..........................................     55,093      51,677
                                                       --------    --------
Discount required to reflect trust assets at
  estimated fair value .............................     (5,943)     (7,662)
                                                       --------    --------
Trust assets, net ..................................   $ 49,150    $ 44,015
                                                       ========    ========


               For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically re-evaluates and revises its projected monthly cash flows on an asset-by-asset basis. At December 31,1999 and 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

               The December 31, 1999 statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower. The First City Tower is a Class A office building located in downtown Houston. The Tower has approximately 1.3 million rentable square feet which is more than 99% leased, a 2,000-car covered parking garage, and a $90 million mortgage. The increase in valuation from $27.5 million at September 30, 1999 reflects the settlement of litigation on the building and an increase in the value of downtown Houston real estate. The settlement of the litigation clears the way for the partnership interest to be marketed, and such efforts will begin in the first quarter of 2000. The ultimate value of the partnership interest is unknown at this time. Using the current valuation of the Trust assets, the partnership interest in the Tower would have to be sold for an amount in excess of approximately $50 million for the Class B Certificates to be paid in full, and for the excess, or "pour over" to attribute to the Class C Certificates. While it is possible for the Class C Certificates to have some value in the future, the amount, if any, is not known at this time. Investors are advised, however, that the Class C Certificates are highly speculative securities.

               In June 1999, the Bankruptcy Court extended the life of the Trust from January 3, 2000 to January 3, 2002. The extension allows the Trust more time to settle ongoing litigation and indemnity issues as well as to bring additional value to certain assets as a result of holding such assets for a longer period of time.

               In the first quarter of 1998, the Trust negotiated and received a settlement of approximately $22 million from its fidelity bond carriers. As a result of this settlement, there are no remaining claims of this nature.

                              1998 COMPARED TO 1997

               The estimated fair value of the Trust's assets increased $37.9 million in 1998 as compared to $44.1 million in 1997. The 1998 increase is attributable to several factors, including a settlement of approximately $22 million from the Trust's fidelity bond carriers and $7 million related to a 67% interest in a partnership which owns the First City Tower. Other factors which contributed to the enhancement of the net asset value of the Trust's assets in 1998 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

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

               In 1996, the FDIC closed the Receiverships of the Debtor's banks and distributed the surplus cash of those Receiverships to the Trust. In accordance with the Conveyance and Indemnification Agreement, the Trust will be required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the Receiverships, in an aggregate amount up to $10 million until the termination of the Trust.

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

Item 8.        Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -----------------
                                                                1999      1998
                                                              -------   -------
               Assets, at estimated fair value
Cash and cash equivalents .................................   $ 5,271   $13,474
Trust assets, net .........................................    49,150    44,015
                                                              -------   -------
       Total assets .......................................    54,421    57,489
                                                              -------   -------

               Less liabilities at face or estimated amount
Payables and accrued liabilities ..........................     2,021     2,189
                                                              -------   -------
       Total liabilities ..................................     2,021     2,189
                                                              -------   -------
Commitments and contingencies .............................        --        --

               Trust net asset value attributable to:
Class "B" Certificate, 2,460,911 units outstanding ........    52,400    55,300
Class "C" Certificate, 738,273 units outstanding ..........        --        --
                                                              -------   -------
       Total net asset value ..............................   $52,400   $55,300
                                                              =======   =======


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER  31,
                                               -----------------------------------
                                                  1999         1998         1997
                                               ---------    ---------    ---------
Changes in fair value of trust assets ......   $  24,036    $  37,883    $  44,127
Interest income on short-term investments ..         287          651          952
Interest expense ...........................          --           --         (155)
Administrative expense .....................      (3,844)      (6,859)     (12,272)
                                               ---------    ---------    ---------
       Net income ..........................      20,479       31,675       32,652
                                               ---------    ---------    ---------
Net asset value, beginning of period .......      55,300       91,300      121,317
Distributions on Class "A" Certificate .....          --           --      (62,669)
Distributions on Class "B" Certificate .....     (23,379)     (67,675)          --
                                               ---------    ---------    ---------
Net asset value, end of period .............   $  52,400    $  55,300    $  91,300
                                               =========    =========    =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER  31,
                                                           --------------------------------
                                                             1999        1998        1997
                                                           --------    --------    --------
Cash flows from operating activities:
    Net income .........................................   $ 20,479    $ 31,675    $ 32,652
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Changes in fair value of trust assets ............    (24,036)    (37,883)    (44,127)
      Collections on trust assets, net of advances .....     18,787      79,820      58,551
      Capital improvements on trust assets .............         --          --     (11,529)
      Decrease in payables and accrued liabilities .....        (54)       (411)     (1,059)
                                                           --------    --------    --------
          Net cash provided by operating activities ....     15,176      73,201      34,488
                                                           --------    --------    --------

Cash flows from financing activities:
    Distributions on Class "A" Certificate .............         --          --     (62,669)
    Distributions on Class "B" Certificate .............    (23,379)    (67,675)         --
                                                           --------    --------    --------

          Net cash used in financing activities ........    (23,379)    (67,675)    (62,669)
                                                           --------    --------    --------

    Net increase (decrease) in cash and cash equivalents   $ (8,203)   $  5,526    $(28,181)
    Cash and cash equivalents, beginning of period .....     13,474       7,948      36,129
                                                           --------    --------    --------
    Cash and cash equivalents, end of period ...........   $  5,271    $ 13,474    $  7,948
                                                           ========    ========    ========
    Supplemental disclosure of cash flow information:
      Cash paid during the period for:
          Interest .....................................   $     --    $     --    $    155
                                                           ========    ========    ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

Cash and cash equivalents ...................   $ 135,360
Trust assets ................................      61,514
Estimated claims and accrued liabilities ....     (14,002)
                                                ---------
                                                $ 182,872


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

     (3)  Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1999 and 1998, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

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

     The December 31, 1999 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower. The First City Tower is a Class A office building located in downtown Houston. The increase in

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


     valuation from $27.5 million at September 30, 1999 reflects the settlement of litigation on the building and an increase in the value of downtown Houston real estate. The settlement of the litigation clears the way for the partnership interest to be marketed, and such efforts will begin in the first quarter of 2000. The ultimate value of the partnership interest is unknown at this time.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


(B)  Trust Assets

     Trust assets are comprised of the following:

(Dollars in thousands)

                                                           December 31,
                                                       --------------------
Estimated Gross Cash Flow by Type of Asset               1999        1998
------------------------------------------             --------    --------
Borrowers' obligation on outstanding balance of:
    Performing loans ...............................   $  5,327    $ 12,306
    Nonperforming loans ............................        209         815
Receivable from the FDIC ...........................         --       2,000
Real estate and other assets .......................     49,557      36,556
                                                       --------    --------
    Total ..........................................     55,093      51,677
                                                       --------    --------

    Discount required to reflect trust assets at
         estimated fair value ......................     (5,943)     (7,662)
                                                       --------    --------

Trust assets, net ..................................   $ 49,150    $ 44,015
                                                       ========    ========

     For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 1999 and 1998, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

(C)  Distribution Priorities

     The Trust is required to apply all proceeds from liquidation and disposition of its assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity to retire the Class A Certificate in December 1997. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor. The bonus pool and executive long-term incentive plan provides for the payment of bonuses equal to 4.76% of additional distributions to Class B Certificate holders and (if any) Class C Certificate holders.

     Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $58 million at December 31, 1999) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


     nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is also reduced for distributions to Class B Certificate holders. In 1999, $23.4 million, or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor. In 1998, $67.7 million, or $27.50 per Certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor. In January 2000, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders.

     Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $23.49 per unit as of December 31, 1999).

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

(D)  Investment Management Agreement

     Pursuant to the Investment Management Agreement, FirstCity managed the liquidation of Trust assets and the Trust paid FirstCity a servicing fee on collections. In the first quarter of 1997, the Investment Management Agreement was terminated and, in consideration of this termination, the Trust paid FirstCity $6.8 million, plus interest at a rate of 10 percent per annum from January 1, 1997 until March 1997. Administrative expense included $6.8 million in 1997 for servicing fees.

(E)  Commitments and Contingencies

     The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial position, results of operations or liquidity of the Trust.

     In 1996, the FDIC closed the receiverships of the Debtor's banks and distributed the remaining surplus of those receiverships to the Trust. In accordance with a conveyance and indemnification agreement, the Trust will be required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


     expenses associated with the receiverships, in an aggregate amount up to $10 million until the termination of the Trust. Management of the Trust does not believe that, to the extent the Trust is obligated to pay certain claims or expenses associated with the past obligations of the Debtor's banks, such payments will have a material adverse impact on the financial position, results of operations, or liquidity of the Trust.

                          INDEPENDENT AUDITORS' REPORT



The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

          We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries (the "Trust") as of December 31, 1999 and 1998, and the related consolidated statements of income and changes in net asset value in liquidation, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and changes in net asset value in liquidation and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                                        KPMG LLP




Houston, Texas
January 28, 2000

                           FIRSTCITY LIQUIDATING TRUST
                   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


                                                    1999                                            1998
                                 --------------------------------------------    --------------------------------------------
                                  First      Second       Third      Fourth       First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                 --------    --------    --------    --------    --------    --------    --------    --------
Changes in fair value
    of trust assets(1) .......   $  2,113    $  1,660    $  1,137    $ 19,126    $ 24,766    $  2,712    $  6,958    $  3,447
Interest income on
    short-term investments ...         97          86          46          58         185         232         136          98
Administrative expense .......     (1,397)     (1,102)       (661)       (684)     (1,925)     (1,843)     (1,668)     (1,423)
                                 --------    --------    --------    --------    --------    --------    --------    --------
         Net income ..........   $    813    $    644    $    522    $ 18,500    $ 23,026    $  1,101    $  5,426    $  2,122
                                 ========    ========    ========    ========    ========    ========    ========    ========

----------

(1) Includes increase of $17.5 million related to 67% interest in First City Tower partnership and $22 million related to settlement from fidelity bond carriers, respectively, in fourth quarter of 1999 and first quarter of 1998.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

          Role of the Portfolio Committee

          Pursuant to Article IV of the Trust Agreement, except where expressly limited by the terms of the Trust Agreement, all of the management and executive authority over the Trust resides in the four-member Portfolio Committee (subject to increase and reduction). The Trust Agreement provides that such four members are initially Rick R. Hagelstein (the "Chief Credit Officer Member Position"), Robert W. Brown (the "Robert W. Brown Member Position"), and Richard E. Bean and
R. David Palmer, as the two members designated by the Equity Committee (the "Equity Committee Member Positions"). All have been members of the Portfolio Committee since the Effective Date. Mr. Hagelstein resigned in the second quarter of 1998 and Joe S. Greak was appointed to replace Mr. Hagelstein. Background information and the employment histories of Messrs. Bean, Brown, Greak and Palmer are set forth below.

          Richard E. Bean, 56, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity.

          Robert W. Brown, 51, has been President of FCLT Loans Asset Corp. since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date. Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the Federal bankruptcy laws in December 1994.

          Joe S. Greak, 51, has been Senior Vice President, Tax Director and Secretary of FirstCity since the Effective Date. Mr. Greak was the Tax Manager of the Debtor from 1993 to the Effective Date.

          R. David Palmer, 57, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York, Fredonia, New York.

          Officers and Others

          Chris J. O'Mara, 48, has been Vice President of FCLT Loans Asset Corp. since January 1996. Prior thereto, Mr. O'Mara was an independent contractor in the financial services industry from 1993 to 1996 (and a contractor of the Trust from August, 1995 to January, 1996). Mr. O'Mara was Executive Vice President and Division Manager of First City, Texas-Houston, N.A. from 1991 to 1993.

          Jerry D. Thompson, 44, has been Vice President of FCLT Loans Asset Corp. since February 1997. Prior thereto, Mr. Thompson was Vice President of FCB Real Estate Services, Inc., a subsidiary of the Trust and the Debtor.

          C. Ivan Wilson, 72, was Chairman of the Board and Chief Executive Officer of the Debtor from 1991 until the Effective Date and has been Vice Chairman of the Board of FirstCity since that date.

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

Item 11.  Executive Compensation.

          Compensation of the Trustee

          The compensation paid by the Trust to the Trustee consisted of administrative fees aggregating $20,500 in each of 1999, 1998 and 1997. Unless renegotiated, annual administrative fees to be paid to the Trustee shall remain constant.

          Compensation of the Portfolio Committee

          Pursuant to the terms of Article X of the Trust Agreement, the Portfolio Committee consists of the following four members: Joe S. Greak in the Chief Credit Officer Member Position, Robert W. Brown in the Robert W. Brown Member Position, and two members as designated by the Equity Committee, who at present are Richard E. Bean and R. David Palmer. Pursuant to Section 10.1.1 of the Trust Agreement, Messrs. Bean and Palmer, or their respective successors, each receives compensation for his services as a member of the Portfolio Committee in an amount equal to $12,000 per annum, payable in $3,000 increments on the first day of each calendar quarter. In addition, pursuant to a resolution of the Board of Directors of Loans Asset Corp., Messrs. Bean and Palmer each receive $1,000 for each Portfolio Committee meeting which they attend. The other two members are not separately compensated for their services as members of the Portfolio Committee.

          Compensation of Executive Officers and Others

          Executive officers and others of the Trust received compensation during the last three years as set forth in the following table:

                                                           ANNUAL COMPENSATION (1)
             NAME AND                                 --------------------------------
       PRINCIPAL POSITION              YEAR               SALARY              BONUS
---------------------------------      ----           -------------        -----------
 Robert W. Brown                       1999           $     250,000        $   385,460
 -       President of FCLT             1998                 250,000            897,522
         Loans Asset Corp.             1997                 250,000             25,000

 C. Ivan Wilson                        1999           $          --        $   385,460
 -       Vice Chairman of              1998                      --            872,522
         FirstCity

 Joe S. Greak                          1999           $          --        $   191,577
 -       Senior Vice President of      1998                      --            435,145
         FirstCity

 Chris J. O'Mara                       1999           $     125,000             12,500
  -      Vice President of FCLT        1998                 125,000             37,500
         Loans Asset Corp.             1997                 125,000             12,500

 Jerry D. Thompson                     1999           $     100,000        $    36,774
 -       Vice President of FCLT        1998                 100,000            103,376
         Loans Asset Corp.             1997                  96,600             35,000

------------------------------
(1) Amounts reported for Mr. Wilson and Mr. Greak relate only to Exhibit O of the Plan.

          Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on dissolution of the Trust. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. Through December 31, 1999, Mr. Brown was paid $1.3 million in performance-oriented bonuses pursuant to Exhibit O to the Plan. The Brown Employment Agreement provides for a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the Class B Certificates and the Class C Certificates. The payment of such conditional bonus to Mr. Brown is to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated for cause by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement.

          Pursuant to Section 9.8 of the Plan, Mr. Brown (as described in the previous paragraph), along with C. Ivan Wilson, Joe S. Greak, former employees of the Debtor and certain employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. In 1999, bonuses totaling $1.1 million ($.4 million to Mr. Brown) were paid pursuant to Exhibit O. In 1998, bonuses totaling $2.6 million ($.9 million to Mr. Brown) were paid pursuant to Exhibit O.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

     (b) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of January 31, 2000, by the members of the Portfolio Committee. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.

                                                        NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                            AND PERCENTAGE OF OUTSTANDING
                                                            CLASS B BENEFICIAL INTERESTS
                                                               AS OF JANUARY 31, 2000
                                                        --------------------------------------
                                                               BENEFICIAL     PERCENT
NAME AND ADDRESS OF OWNER OR IDENTITY OF GROUP                 OWNERSHIP     OF CLASS
----------------------------------------------                 ---------     --------
Robert W. Brown ..........................................           --         --
Richard E. Bean ..........................................       98,100        4.0
Joe S. Greak .............................................           --         --
R. David Palmer ..........................................           --         --

All Portfolio Committee members as a group (4 persons) ...       98,100        4.0


                                                        NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                              AND PERCENTAGE OF OUTSTANDING
                                                              CLASS C BENEFICIAL INTERESTS
                                                                AS OF JANUARY 31, 2000
                                                        --------------------------------------
                                                                BENEFICIAL     PERCENT
NAME AND ADDRESS OF OWNER OR IDENTITY OF GROUP                  OWNERSHIP     OF CLASS
----------------------------------------------                  ---------     --------
Robert W. Brown ..........................................          197          *
Richard E. Bean ..........................................           --         --
Joe S. Greak .............................................           --         --
R. David Palmer ..........................................           --         --

All Portfolio Committee members as a group (4 persons) ...          197          *

--------------------------
* Less than 1%

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

          3. Exhibits

Exhibit
  No.          Description
-------   ----------------------------------------------------------------------
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

-----------------------------------

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

     (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STATE STREET BANK AND TRUST
                                        COMPANY, as Trustee



Date: February 11, 2000                 /s/ Susan T. Keller
                                        ----------------------------------------
                                        Name: Susan T. Keller
                                              ----------------------------------
                                        Title: Vice President
                                              ----------------------------------

                                 EXHIBIT INDEX

Exhibit
  No.          Description
-------   ----------------------------------------------------------------------
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

27.1      Financial Data Schedule.

-----------------------------------
          (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

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