Form 10-Q
period 2000-03-31
FIRST CITY LIQUIDATING TRUST
filed 2000-04-26
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, 2,460,911 units of Class B Beneficial Interests and 738,273 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                                         MARCH 31,             DECEMBER 31,
                                                                            2000                   1999
                                                                       ------------            ------------
               Assets, at estimated fair value                          (unaudited)
               -------------------------------
Cash and cash equivalents .................................            $      4,255            $      5,271
Trust assets, net .........................................                  48,723                  49,150
                                                                       ------------            ------------
       Total assets .......................................                  52,978                  54,421
                                                                       ------------            ------------

               Less liabilities at face or estimated amount
               --------------------------------------------
Payables and accrued liabilities ..........................                   1,878                   2,021
                                                                       ------------            ------------
       Total liabilities ..................................                   1,878                   2,021
                                                                       ------------            ------------
Commitments and contingencies .............................                       -                       -

               Trust net asset value attributable to:
               --------------------------------------
Class "B" Certificate, 2,460,911 units outstanding ........                  51,100                  52,400
Class "C" Certificate, 738,273 units outstanding ..........                       -                       -
                                                                       ------------            ------------
       Total net asset value ..............................            $     51,100            $     52,400
                                                                       ============            ============


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------
                                                                           2000                    1999
                                                                       ------------             ------------
Changes in fair value of trust assets .....................            $      1,715             $      2,113
Interest income on short-term investments .................                      45                       97
Administrative expense ....................................                    (599)                  (1,397)
                                                                       ------------             ------------
       Net income .........................................                   1,161                      813
                                                                       ------------             ------------
Net asset value, beginning of period ......................                  52,400                   55,300
Distributions on Class "B" Certificate ....................                  (2,461)                  (8,613)
                                                                       ------------             ------------
Net asset value, end of period ............................            $     51,100             $     47,500
                                                                       ============             ============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------
                                                                              2000                1999
                                                                         ------------        ------------

Cash flows from operating activities:
    Net income .............................................            $      1,161        $        813
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets ...............                  (1,715)             (2,113)
       Collections on trust assets, net of advances ........                   2,136               4,862
       Decrease in payables and accrued liabilities ........                    (137)               (238)
                                                                         ------------        ------------
          Net cash provided by operating activities ........                   1,445               3,324
                                                                         ------------        ------------


Cash flows from financing activities:
    Distributions on Class "B" Certificate .................                  (2,461)             (8,613)
                                                                         ------------        ------------

          Net cash used in financing activities ............                  (2,461)             (8,613)
                                                                         ------------        ------------

    Net decrease in cash and cash equivalents ..............            $     (1,016)       $     (5,289)
    Cash and cash equivalents, beginning of period .........                   5,271              13,474
                                                                         ------------        ------------
    Cash and cash equivalents, end of period ...............            $      4,255        $      8,185
                                                                         ============        ============



See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


(A)  Basis of Presentation

     The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at March 31, 2000, and its changes in net asset value in liquidation and cash flows for the three month periods ended March 31, 2000 and 1999.

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

(B)  Trust Assets

     Trust assets are comprised of the following (dollars in thousands):


                                                               March 31,            December 31,
Estimated Gross Cash Flow by Type of Asset                       2000                    1999
                                                            ------------             ------------
                                                             (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................            $      5,079             $      5,327
    Nonperforming loans ........................                     244                      209
Real estate and other assets ...................                  49,252                   49,557
                                                            ------------             ------------

    Total ......................................                  54,575                   55,093
                                                            ------------             ------------

    Discount required to reflect trust assets at
         estimated fair value ..................                  (5,852)                  (5,943)
                                                            ------------             ------------

Trust assets, net ..............................            $     48,723             $     49,150
                                                            ============             ============


     For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 2000 and December 31, 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


     The March 31, 2000 statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

     The Trust received a letter dated February 18, 2000 from UIDC Management, in which UIDC alleged that in 1997 it "exercised" its contractual right of first refusal to purchase the 67% partnership interest. This alleged exercise of the right of first refusal arose in connection with an unconsummated prior transaction which was itself the subject of previously settled litigation. The letter further states that UIDC "demands that the Trust tender its partnership interest". Adjusted for refinancing costs, the alleged right of first refusal would have been on a value of approximately $25 million for the partnership interest.

     In response to this letter, and because management of the Trust believes that UIDC's claim has no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to exercise their right of first refusal properly under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right".

     FirstCity Liquidating Trust cannot predict the outcome of any such legal matters; however, the current litigation makes it unlikely that any near-term deal to sell the interest can be accomplished.

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

     Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $56 million at March 31,
2000) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


Level is reduced for distributions to Class B Certificate holders. In the first quarter of 2000, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor. For the year ended December 31, 1999, $23.4 million, or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor.

     Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $22.84 per unit as of March 31, 2000).

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

(D)  Commitments and Contingencies

     The Trust is involved in various other legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

     In 1996 the FDIC closed the receiverships of the Debtor's banks and distributed the remaining surplus of those receiverships to the Trust. In accordance with a conveyance and indemnification agreement, the Trust is required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the receiverships, in an aggregate amount up to $10 million until the termination of the Trust. Management of the Trust does not believe that, to the extent the Trust is obligated to pay certain claims or expenses associated with the past obligations of the Debtor's banks, such payments will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The operations of the Trust for the first quarter of 2000 and 1999 are summarized below (dollars in thousands):


                                                     First Quarter       First Quarter
                                                         2000                 1999
                                                     ------------        ------------
Changes in fair value of trust assets ...            $      1,715        $      2,113
Interest income on short-term investments                      45                  97
Administrative expense ..................                    (599)             (1,397)
                                                     ------------        ------------
       Net income .......................            $      1,161        $        813
                                                     ============        ============



     The estimated fair value of the Trust's assets increased $1.7 million in the first quarter of 2000 as compared to $2.1 million in the first quarter of 1999. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first quarters of 2000 and 1999 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

     Interest income on short-term investments decreased in the first quarter of 2000 as compared to the first quarter of 1999 because less excess funds were available.

     Administrative expense totaled $.6 million in the first quarter of 2000 as compared to $1.4 million in the first quarter of 1999. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first quarter of 2000 as compared to a $417,000 bonus paid to such employees in 1999. Professional fees totaled $.1 million in the first quarter of 2000 as compared to $.2 million in the first quarter of 1999.

     In the first quarter of 2000, the Trust distributed $2.5 million, or $1.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $2.1 million in net collections on Trust assets in 2000 and cash held at December 31,1999. The Class B Beneficial Interests were valued at $51.1 million at March 31, 2000.

     Non-cash trust assets at March 31, 2000 and December 31, 1999 were comprised of the following (dollars in thousands):


                                                               March 31,             December 31,
Estimated Gross Cash Flow by Type of Asset                       2000                    1999
------------------------------------------                  ------------             ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................            $      5,079             $      5,327
    Nonperforming loans ........................                     244                      209
Real estate and other assets ...................                  49,252                   49,557
                                                            ------------             ------------
    Total ......................................                  54,575                   55,093
                                                            ------------             ------------

    Discount required to reflect trust assets at
         estimated fair value ..................                  (5,852)                  (5,943)
                                                            ------------             ------------

Trust assets, net ..............................            $     48,723             $     49,150
                                                            ============             ============


     For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At March 31, 2000 and December 31, 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

     The March 31, 2000 statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

     The Trust received a letter dated February 18, 2000 from UIDC Management, in which UIDC alleged that in 1997 it "exercised" its contractual right of first refusal to purchase the 67% partnership interest. This alleged exercise of the right of first refusal arose in connection with an unconsummated prior transaction which was itself the subject of previously settled litigation. The letter further states that UIDC "demands that the Trust tender its partnership interest". Adjusted for refinancing costs, the alleged right of first refusal would have been on a value of approximately $25 million for the partnership interest.

     In response to this letter, and because management of the Trust believes that UIDC's claim has no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to exercise their right of first refusal properly under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right".

     FirstCity Liquidating Trust cannot predict the outcome of any such legal matters; however, the current litigation makes it unlikely that any near-term deal to sell the interest can be accomplished.

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

----------------------------------

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

        (b) Reports on Form 8-K. A report on Form 8-K was filed by the Registrant with the Commission dated March 9, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STATE STREET BANK AND TRUST COMPANY,
                                          as Trustee

Date: April 26, 2000                      /s/ Susan T. Keller
                                          -----------------------------------
                                          Name: Susan T. Keller
                                          -----------------------------------
                                          Title: Vice President
                                          -----------------------------------

                               INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
----------     ------------
 27.1          Financial Data Schedule.