Form 10-Q
period 2000-06-30
FIRST CITY LIQUIDATING TRUST
filed 2000-07-31
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2000, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                                JUNE 30,            DECEMBER 31,
                                                                                 2000                   1999
                                                                            --------------         -------------
                                                                             (unaudited)
               Assets, at estimated fair value
Cash and cash equivalents................................................   $        6,174         $       5,271
Trust assets, net........................................................           45,202                49,150
                                                                            --------------         -------------
       Total assets......................................................           51,376                54,421
                                                                            --------------         -------------

               Less liabilities at face or estimated amount
Payables and accrued liabilities.........................................            1,619                 2,021
                                                                            --------------         -------------
       Total liabilities.................................................            1,619                 2,021
                                                                            --------------         -------------
Commitments and contingencies............................................               --                    --

               Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding.......................           49,757                52,400
Class "C" Certificate, 725,729 units outstanding.........................               --                    --
                                                                            --------------         -------------
       Total net asset value.............................................   $       49,757         $      52,400
                                                                            ==============         =============


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS                       SIX MONTHS
                                                             ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ---------------------------      ------------------------
                                                         2000            1999             2000         1999
                                                     -----------     -----------      -----------   ----------
Changes in fair value of trust assets............    $     1,436     $     1,660      $     3,151   $    3,773
Interest income on short-term investments........             72              86              117          183
Administrative expense...........................           (647)         (1,102)          (1,246)      (2,499)
                                                     ----------      ----------       -----------   ----------
       Net income................................            861             644            2,022        1,457
                                                     -----------     -----------      -----------   ----------
Net asset value, beginning of period.............         51,100          47,500           52,400       55,300
Distributions on Class "B" Certificate...........         (2,461)         (9,844)          (4,922)     (18,457)
Eliminate liability for distributions on
  unsurrendered Class "B" Certificates...........            257              --              257           --
                                                     -----------     -----------      -----------    ---------
Net asset value, end of period...................    $    49,757     $    38,300      $    49,757    $  38,300
                                                     ===========     ===========      ===========    =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------------
                                                                                  2000                1999
                                                                            ---------------       ------------
Cash flows from operating activities:
    Net income...........................................................   $        2,022        $      1,457
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets.............................           (3,151)             (3,773)
       Collections on trust assets, net of advances .....................            7,083              14,084
       Decrease in payables and accrued liabilities .....................             (142)               (261)
                                                                            --------------        ------------
          Net cash provided by operating activities......................            5,812              11,507
                                                                            --------------        ------------


Cash flows from financing activities:
    Distributions on Class "B" Certificate...............................           (4,909)            (18,407)
                                                                            --------------        ------------

       Net cash used in financing activities.............................           (4,909)            (18,407)
                                                                            --------------        ------------

    Net increase (decrease) in cash and cash equivalents.................   $          903        $     (6,900)
    Cash and cash equivalents, beginning of period.......................            5,271              13,474
                                                                            --------------        ------------
    Cash and cash equivalents, end of period.............................   $        6,174        $      6,574
                                                                            ==============        =============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at June 30, 2000, and its changes in net asset value in liquidation and cash flows for the three month and six month periods ended June 30, 2000 and 1999.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         By order of the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, unsurrendered securities of the Debtor were required to be submitted for exchange into Class B Certificates or Class C Certificates by May 31, 2000. As of that date, securities representing 2,454,310 Class B Certificates and 725,729 Class C Certificates had been exchanged. Prior to May 31, 2000, Certificates outstanding were assumed equal to an exchange of all Debtor securities. Accordingly, in the second quarter of 2000, a liability for distributions on the unsurrendered Class B Certificates was reversed. Holders of the unsurrendered securities of the Debtor will have no right to receive any distributions on Trust securities.

         Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):


                                                                      June 30,      December 31,
Estimated Gross Cash Flow by Type of Asset                             2000             1999
------------------------------------------                         ------------     ------------
                                                                    (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................                   $      3,366     $      5,327
    Nonperforming loans ........................                             62              209
Real estate and other assets ...................                         47,561           49,557
                                                                   ------------     ------------
    Total ......................................                         50,989           55,093
                                                                   ------------     ------------

    Discount required to reflect trust assets at
         estimated fair value ..................                         (5,787)          (5,943)
                                                                   ------------     ------------

Trust assets, net...............................                   $     45,202     $     49,150
                                                                   ============     ============

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 2000 and December 31, 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The June 30, 2000 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

         The Trust received a letter dated February 18, 2000 from UIDC Management in which UIDC alleged that in 1997 it "exercised" its contractual right of first refusal to purchase the 67% partnership interest. This alleged exercise of the right of first refusal arose in connection with an unconsummated prior transaction which was itself the subject of previously settled litigation. The letter further states that UIDC "demands that the Trust tender its partnership interest". Adjusted for refinancing costs, the alleged right of first refusal would have been on a value of approximately $25 million for the partnership interest.

         In response to this letter and because management of the Trust believes that UIDC's claim has no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to exercise their right of first refusal properly under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right".

         FirstCity Liquidating Trust cannot predict the outcome of any such legal matters; however, the current litigation makes it unlikely that any near-term deal to sell the interest can be accomplished.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


(C)      Distribution Priorities

         The Trust is required to apply all proceeds from the liquidation and disposition of the Trust's assets first to payment of normal operating expenses. Second, Trust proceeds totaling $188 million were distributed to FirstCity Financial Corporation ("FirstCity") to retire the Class A Certificate in December 1997. The third order of distribution of Trust proceeds is payments pursuant to employment and bonus agreements with certain former employees of the Debtor. The bonus pool and executive long-term incentive plan provides for the payment of bonuses equal to 4.76% of additional distributions to Class B Certificate holders and (if any) Class C Certificate holders.

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $54 million at June 30, 2000) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first six months of 2000, $4.9 million, or $2.00 per Certificate, was distributed to Class B Certificate holders and a $.2 million bonus was paid to certain former employees of the Debtor. For the year ended December 31, 1999, $23.4 million (based on Class B Certificates assumed to be outstanding on December 31, 1999), or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor. In July 2000, an additional $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $22.09 per unit as of June 30, 2000).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the second quarter and first six months of 2000 and 1999 are summarized below (dollars in thousands):

                                                               SECOND                          SIX MONTHS
                                                              QUARTER                        ENDED JUNE 30,
                                                     ---------------------------      -------------------------
                                                         2000            1999             2000          1999
                                                     -----------     -----------      -----------    ----------
Changes in fair value of trust assets............    $     1,436     $     1,660      $     3,151    $    3,773
Interest income on short-term investments........             72              86              117           183
Administrative expense...........................           (647)         (1,102)          (1,246)       (2,499)
                                                     -----------     -----------      -----------    ----------
       Net income................................    $       861     $       644      $     2,022    $    1,457
                                                     ===========     ===========      ===========    ==========


               SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

         The estimated fair value of the Trust's assets increased $1.4 million in the second quarter of 2000 as compared to $1.7 million in the second quarter of 1999. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the second quarter of 2000 and 1999 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the second quarter of 2000 as compared to the second quarter of 1999 because less excess funds were available.

         Administrative expense totaled $.6 million in the second quarter of 2000 as compared to $1.1 million in the second quarter of 1999. A $113,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the second quarter of 2000 as compared to a $464,000 bonus paid to such employees in 1999. Professional fees were flat year to year.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         The estimated fair value of the Trust's assets increased $3.2 million in the first six months of 2000 as compared to $3.8 million in the first six months of 1999. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first six months of 2000 and 1999 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2000 as compared to 1999 because less excess funds were available.

         Administrative expense totaled $1.2 million in the first six months of 2000 as compared to $2.5 million in the first six months of 1999. A $.2 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first six months of 2000 as compared to a $.9 million bonus paid to such employees in 1999. Professional fees were flat year to year.

         In the first six months of 2000, the Trust distributed $4.9 million, or $2.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $7.1 million in net collections on Trust assets in 2000 and cash held at December 31, 1999. The Class B Beneficial Interests were valued at $49.8 million at June 30, 2000. In July 2000, the Trust distributed an additional $2.5 million, or $1.00 per Certificate, to Class B Certificate holders.

         Non-cash trust assets at June 30, 2000 and December 31, 1999 were comprised of the following (dollars in thousands):

                                                                       June 30,      December 31,
Estimated Gross Cash Flow by Type of Asset                              2000            1999
------------------------------------------                          ------------    ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................                    $      3,366    $       5,327
    Nonperforming loans ........................                              62              209
Real estate and other assets ...................                          47,561           49,557
                                                                    ------------    -------------
    Total ......................................                          50,989           55,093
                                                                    ------------    -------------
    Discount required to reflect trust assets at
         estimated fair value ..................                          (5,787)          (5,943)
                                                                    ------------    -------------
Trust assets, net ..............................                    $     45,202    $      49,150
                                                                    ============    =============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At June 30, 2000 and December 31, 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

         The June 30, 2000 statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

         The Trust received a letter dated February 18, 2000 from UIDC Management in which UIDC alleged that in 1997 it "exercised" its contractual right of first refusal to purchase the 67% partnership interest. This alleged exercise of the right of first refusal arose in connection with an unconsummated prior transaction which was itself the subject of previously settled litigation. The letter further states that UIDC "demands that the Trust tender its partnership interest". Adjusted for refinancing costs, the alleged right of first refusal would have been on a value of approximately $25 million for the partnership interest.

         In response to this letter and because management of the Trust believes that UIDC's claim has no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to exercise their right of first refusal properly under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right".

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STATE STREET BANK AND TRUST COMPANY,
                                   as Trustee



Date: July 31, 2000                /s/ Susan T. Keller
                                   ---------------------
                                   Name: Susan T. Keller
                                   Title: Vice President

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                      DESCRIPTION
 -------                     -----------
   27                   Financial Data Schedule