Form 10-Q
period 2000-09-30
FIRST CITY LIQUIDATING TRUST
filed 2000-10-26
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 2000                    1999
                                                                            --------------         -------------
                                                                             (unaudited)
               Assets, at estimated fair value
Cash and cash equivalents................................................   $        5,068         $       5,271
Trust assets, net........................................................           44,645                49,150
                                                                            --------------         -------------
       Total assets......................................................           49,713                54,421
                                                                            --------------         -------------

               Less liabilities at face or estimated amount
Payables and accrued liabilities.........................................            1,713                 2,021
                                                                            --------------         -------------
       Total liabilities.................................................            1,713                 2,021
                                                                            --------------         -------------
Commitments and contingencies............................................               --                    --

               Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding.......................           48,000                52,400
Class "C" Certificate, 725,729 units outstanding.........................               --                    --
                                                                            --------------         -------------
       Total net asset value.............................................   $       48,000         $      52,400
                                                                            ==============         =============


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                              THREE MONTHS                             NINE MONTHS
                                                           ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                   -------------------------------           -------------------------------
                                                      2000                 1999                  2000                1999
                                                   ----------           ----------           ----------           ----------
Changes in fair value of trust assets .........    $    1,290           $    1,137           $    4,441           $    4,910
Interest income on short-term investments......            65                   46                  182                  229
Administrative expense ........................          (658)                (661)              (1,904)              (3,160)
                                                   ----------           ----------           ----------           ----------
       Net income .............................           697                  522                2,719                1,979
                                                   ----------           ----------           ----------           ----------
Net asset value, beginning of period ..........        49,757               38,300               52,400               55,300
Distributions on Class "B" Certificate ........        (2,454)              (4,922)              (7,376)             (23,379)
Eliminate liability for distributions on
  unsurrendered Class "B" Certificates ........            --                   --                  257                   --
                                                   ----------           ----------           ----------           ----------
Net asset value, end of period ................    $   48,000           $   33,900           $   48,000           $   33,900
                                                   ==========           ==========           ==========           ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -----------------------------------
                                                                           2000                   1999
                                                                      ------------           ------------
Cash flows from operating activities:
    Net income .............................................          $      2,719           $      1,979
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets ...............                (4,441)                (4,910)
       Collections on trust assets, net of advances ........                 8,932                 16,432
       Decrease in payables and accrued liabilities ........                   (50)                  (261)
                                                                      ------------           ------------
          Net cash provided by operating activities ........                 7,160                 13,240
                                                                      ------------           ------------


Cash flows from financing activities:
    Distributions on Class "B" Certificate .................                (7,363)               (23,316)
                                                                      ------------           ------------

          Net cash used in financing activities ............                (7,363)               (23,316)
                                                                      ------------           ------------

    Net decrease in cash and cash equivalents ..............          $       (203)          $    (10,076)
    Cash and cash equivalents, beginning of period .........                 5,271                 13,474
                                                                      ------------           ------------
    Cash and cash equivalents, end of period ...............          $      5,068           $      3,398
                                                                      ============           ============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at September 30, 2000, and its changes in net asset value in liquidation and cash flows for the three month and nine month periods ended September 30, 2000 and 1999.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         By order of the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, unsurrendered securities of the Debtor were required to be submitted for exchange into Class B Certificates or Class C Certificates by May 31, 2000. As of that date, securities representing 2,454,310 Class B Certificates and 725,729 Class C Certificates had been exchanged. Prior to May 31, 2000, Certificates outstanding were assumed equal to an exchange of all Debtor securities. Accordingly, in the second quarter of 2000, a liability for distributions on the unsurrendered Class B Certificates was reversed. Holders of the remaining unsurrendered securities of the Debtor will have no right to receive any distributions on Trust securities.

         Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                          September 30,          December 31,
Estimated Gross Cash Flow by Type of Asset                    2000                   1999
------------------------------------------                ------------           ------------
                                                           (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................          $      2,877           $      5,327
    Nonperforming loans ........................                    83                    209
Real estate and other assets ...................                47,193                 49,557
                                                          ------------           ------------
    Total ......................................                50,153                 55,093
                                                          ------------           ------------

    Discount required to reflect trust assets at
         estimated fair value ..................                (5,508)                (5,943)
                                                          ------------           ------------

Trust assets, net ..............................          $     44,645           $     49,150
                                                          ============           ============

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 2000 and December 31, 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The September 30, 2000 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

         In response to this letter and because management of the Trust believes that UIDC's claim has no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to exercise their right of first refusal properly under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right". Additionally, the Trust has filed a motion for summary judgment.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $53 million at September 30, 2000) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first nine months of 2000, $7.4 million, or $3.00 per Certificate, was distributed to Class B Certificate holders and a $.3 million bonus was paid to certain former employees of the Debtor. For the year ended December 31, 1999, $23.3 million, or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor. In October 2000, an additional $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $21.43 per unit as of September 30,
         2000).

         The ultimate amounts to be distributed to the holders of the B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash Trust assets (principally the partnership interest discussed in Note B). The determination of the net asset value of the Trust in the accompanying consolidated statements of net assets in liquidation is based upon estimates of future cash flows. The actual cash flows and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the third quarter and first nine months of 2000 and 1999 are summarized below (dollars in thousands):


                                                                                                   NINE MONTHS
                                                           THIRD QUARTER                        ENDED SEPTEMBER 30,
                                                --------------------------------        --------------------------------
                                                    2000                1999                2000                1999
                                                ------------        ------------        ------------        ------------
Changes in fair value of trust assets ........  $      1,290        $      1,137        $      4,441        $      4,910
Interest income on short-term investments.....            65                  46                 182                 229
Administrative expense .......................          (658)               (661)             (1,904)             (3,160)
                                                ------------        ------------        ------------        ------------
       Net income ............................  $        697        $        522        $      2,719        $      1,979
                                                ============        ============        ============        ============


                THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

         The estimated fair value of the Trust's assets increased $1.3 million in the third quarter of 2000 as compared to $1.1 million in the third quarter of 1999. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the third quarter of 2000 and 1999 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments increased in the third quarter of 2000 as compared to the third quarter of 1999 as a result of higher money market yields.

         Administrative expense was flat year to year. A $116,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the third quarter of 2000 as compared to a $230,000 bonus paid to such employees in 1999. Professional fees were also flat year to year.

                NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

         The estimated fair value of the Trust's assets increased $4.4 million in the first nine months of 2000 as compared to $4.9 million in the first nine months of 1999. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first nine months of 2000 and 1999 include
(i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2000 as compared to 1999 because less excess funds were available.

         Administrative expense totaled $1.9 million in the first nine months of 2000 as compared to $3.2 million in the first nine months of 1999. A $.3 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first nine months of 2000 as compared to a $1.1 million bonus paid to such employees in 1999. Professional fees totaled $.4 million in the first nine months of 2000 as compared to $.5 million in the first nine months of 1999.

         In the first nine months of 2000, the Trust distributed $7.4 million, or $3.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $8.9 million in net collections on Trust assets in 2000 and cash held at December 31, 1999. The Class B Beneficial Interests were valued at $48.0 million at September 30, 2000. In October 2000, the Trust distributed an additional $2.5 million, or $1.00 per Certificate, to Class B Certificate holders.

         Non-cash trust assets at September 30, 2000 and December 31, 1999 were comprised of the following (dollars in thousands):



                                                              September 30,       December 31,
Estimated Gross Cash Flow by Type of Asset                       2000                1999
------------------------------------------                  -------------        -------------
Borrowers' obligation on outstanding balance of:
    Performing loans ...........................            $       2,877        $       5,327
    Nonperforming loans ........................                       83                  209
Real estate and other assets ...................                   47,193               49,557
                                                            -------------        -------------
    Total ......................................                   50,153               55,093
                                                            -------------        -------------
    Discount required to reflect trust assets at
         estimated fair value ..................                   (5,508)              (5,943)
                                                            -------------        -------------
Trust assets, net ..............................            $      44,645        $      49,150
                                                            =============        =============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management periodically reevaluates and revises its projected monthly cash flows on an asset by asset basis. At September 30, 2000 and December 31, 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value.

         The September 30, 2000 statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

         In response to this letter and because management of the Trust believes that UIDC's claim has no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to exercise their right of first refusal properly under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right". Additionally, the Trust has filed a motion for summary judgment.

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STATE STREET BANK AND TRUST COMPANY,
                                    as Trustee



Date: October 26, 2000              /s/ Susan T. Keller
                                    -------------------------------------------
                                    Name: Susan T. Keller
                                         --------------------------------------
                                    Title: Vice President
                                          -------------------------------------

                               INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                     DESCRIPTION
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