Form 10-K
period 2000-12-31
FIRST CITY LIQUIDATING TRUST
filed 2001-03-15
CIK 1013047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001 there were 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests outstanding.

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

Item 3.  Legal Proceedings.

         The December 31, 2000 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

         In response to this letter and because management of the Trust believed that UIDC's claim had no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to properly exercise their right of first refusal under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right." Additionally, the Trust filed a motion for summary judgment.

         On February 27, 2001, a federal district judge ruled that the Trust's motion for summary judgment be denied and that UIDC entities' motion for summary judgment be granted in part and denied in part. Specifically, the judge ruled that, as a matter of law, UIDC had properly exercised its right of first refusal to purchase the 67% interest in May of 1997. The judge further ruled that UIDC's summary judgment motion be denied as it pertains to questions of whether UIDC is prevented from enforcing that right because of alleged breaches of the resulting option agreement, or because UIDC is estopped from specific performance based upon their refusal to buy the interest when given the chance in October of 1997. These latter questions will be subject to further discovery and potentially to a trial by jury.

         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether the UIDC entities are nevertheless barred from enforcing their option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement, and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                     Part II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         The Class A Certificate was held by FirstCity. Through December 31, 1997, the Trust had distributed $188 million to FirstCity as the sole Class A Certificate holder, retiring the Class A Certificate in full.

         The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 2000, was 58 and 852, respectively. High and low bid prices (trade prices for FCFCZ), as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:



                                                                      Class B Beneficial Interests
                                  ----------------------------------------------------------------------------------------------
                                                              2000                                           1999
                                  ---------------------------------------------------  -----------------------------------------
                                        Market Price               Cash Distributions      Market Price       Cash Distributions
                                        ------------                                       ------------
Quarter Ended                      High              Low                  Paid          High           Low          Paid
-------------                      ----              ---                  ----          ----           ---          ----
March 31 ................         $20.50           $18.94                $ 1.00        $26.25        $24.00        $ 3.50
June 30 .................          15.00            13.81                  1.00         26.50         21.75          4.00
September 30 ............          14.88            12.50                  1.00         23.00         21.50          2.00
December 31 .............          14.00            13.13                  1.00         21.75         21.75            --



                                                            Class C Beneficial Interests
                                            -------------------------------------------------------------
                                                     2000                                    1999
                                            ------------------------             ------------------------
                                                 Market Price                            Market Price
                                            ------------------------             ------------------------
Quarter Ended                                  High             Low                 High             Low
-------------                               ---------         ------             ---------          -----
March 31 ................                     $ .08           $ .01                   --              --
June 30 .................                       .15             .15                   --              --
September 30 ............                      1.50             .15                   --              --
December 31 .............                      1.50             .33               $  .09            $.09


         No distributions were made to Class B or Class C Certificate holders through December 31, 1997. In 1998, $67.5 million, or $27.50 per Class B Certificate, was distributed to Class B Certificate holders. In 1999, $23.3 million, or $9.50 per Class B Certificate, was distributed to Class B Certificate holders. In 2000, $9.8 million, or $4.00 per Class B Certificate, was distributed to Class B Certificate holders. In March 2001, $2.5 million, or $1.00 per Class B Certificate, will be distributed.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $51 million at December 31, 2000) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders.

         Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $20.77 per unit as of December 31, 2000).

Item 6.  Selected Financial Data.



                                                                               Year Ended December 31,
                                                     ------------------------------------------------------------------------
(Dollars in thousands)                                 2000            1999            1998            1997            1996
                                                     --------        --------        --------        --------        --------
Income ......................................        $  5,952        $ 24,323        $ 38,534        $ 45,079        $ 53,014
Expenses ....................................           2,679           3,844           6,859          12,427          13,249
Net income ..................................           3,273          20,479          31,675          32,652          39,765
Distributions on Class "A" Certificate ......              --              --              --          62,669         120,229
Distributions on Class "B" Certificate ......           9,817          23,316          67,494              --              --

At year end:
         Total assets .......................          48,028          54,421          57,489          93,963         125,229
         Class "A" Certificate ..............              --              --              --              --          53,617
         Class "B" Certificate ..............          46,100          52,400          55,300          91,300          67,700

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                The operations of the Trust are summarized below:

                                                                       Year Ended December 31,
                                                            ------------------------------------------
(Dollars in thousands)                                        2000             1999             1998
                                                            --------         --------         --------
Changes in fair value of trust assets ..............        $  5,719         $ 24,036         $ 37,883
Interest income on short-term investments ..........             233              287              651
Administrative expense .............................          (2,679)          (3,844)          (6,859)
                                                            --------         --------         --------
         Net income ................................        $  3,273         $ 20,479         $ 31,675
                                                            ========         ========         ========


                              2000 COMPARED TO 1999

         The estimated fair value of the Trust's assets increased $5.7 million in 2000 as compared to $24.0 million in 1999. Factors which contributed to the enhancement of the net asset value of the Trust's assets in 2000 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2000 as compared to 1999 because less excess funds were available.

         Administrative expense totaled $2.7 million in 2000 as compared to $3.8 million in 1999. A $.4 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in 2000 as compared to a $1.1 million bonus paid to such employees in 1999. Professional fees were flat year to year.

         In 2000, the Trust distributed $9.8 million, or $4.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $10.4 million in net collections on Trust assets in 2000 and cash held at December 31, 2000. The Class B Beneficial Interests were valued at $46.1 million at December 31, 2000. In March 2001, $2.5 million, or $1.00 per Class B Certificate, will be distributed.

         Non-cash trust assets at December 31, 2000 and 1999 were comprised of the following (dollars in thousands):


                                                                     December 31,
                                                               -------------------------
Estimated Gross Cash Flow by Type of Asset                       2000             1999
------------------------------------------                     --------         -------
Borrowers' obligation on outstanding balance of:
   Performing loans ...................................        $  2,718         $  5,327
   Nonperforming loans ................................              81              209
Real estate and other assets ..........................          47,142           49,557
                                                               --------         --------
   Total ..............................................          49,941           55,093
                                                               --------         --------
   Discount required to reflect trust assets at
        estimated fair value ..........................          (5,469)          (5,943)
                                                               --------         --------
Trust assets, net .....................................        $ 44,472         $ 49,150
                                                               ========         ========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2000 and 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The December 31, 2000 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

         In response to this letter and because management of the Trust believed that UIDC's claim had no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to properly exercise their right of first refusal under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right." Additionally, the Trust filed a motion for summary judgment.

         On February 27, 2001, a federal district judge ruled that the Trust's motion for summary judgment be denied and that UIDC entities' motion for summary judgment be granted in part and denied in part. Specifically, the judge ruled that, as a matter of law, UIDC had properly exercised its right of first refusal to purchase the 67% interest in May of 1997. The judge further ruled that UIDC's summary judgment motion be denied as it pertains to questions of whether UIDC is prevented from enforcing that right because of alleged breaches of the resulting option agreement, or because UIDC is estopped from specific performance based upon their refusal to buy the interest when given the chance in October of 1997. These latter questions will be subject to further discovery and potentially to a trial by jury.

         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether the UIDC entities are nevertheless barred from enforcing their option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement, and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

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

         In 1999, the Trust distributed $23.3 million, or $9.50 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $18.8 million in net collections on Trust assets in 1999 and cash held at December 31, 1998.

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

Item 8.  Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                          2000           1999
                                                                         -------        -------
               Assets, at estimated fair value
Cash and cash equivalents .......................................        $ 3,556        $ 5,271
Trust assets, net ...............................................         44,472         49,150
                                                                         -------        -------
       Total assets .............................................         48,028         54,421
                                                                         -------        -------

               Less liabilities at face or estimated amount
Payables and accrued liabilities ................................          1,928          2,021
                                                                         -------        -------
       Total liabilities ........................................          1,928          2,021
                                                                         -------        -------
Commitments and contingencies ...................................             --             --

               Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding ..............         46,100         52,400
Class "C" Certificate, 725,729 units outstanding ................             --             --
                                                                         -------        -------
       Total net asset value ....................................        $46,100        $52,400
                                                                         =======        =======


                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                                        YEAR ENDED DECEMBER  31,
                                                             ------------------------------------------
                                                               2000             1999             1998
                                                             --------         --------         --------
Changes in fair value of trust assets ...............        $  5,719         $ 24,036         $ 37,883
Interest income on short-term investments ...........             233              287              651
Administrative expense ..............................          (2,679)          (3,844)          (6,859)
                                                             --------         --------         --------
       Net income ...................................           3,273           20,479           31,675
                                                             --------         --------         --------
Net asset value, beginning of period ................          52,400           55,300           91,300
Distributions on Class "B" Certificate ..............          (9,830)         (23,379)         (67,675)
Eliminate liability for distributions on
   unsurrendered Class "B" Certificates .............             257               --               --
                                                             --------         --------         --------
Net asset value, end of period ......................        $ 46,100         $ 52,400         $ 55,300
                                                             ========         ========         ========


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                           2000             1999             1998
                                                                         --------         --------         --------
Cash flows from operating activities:
    Net income ..................................................        $  3,273         $ 20,479         $ 31,675
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Changes in fair value of trust assets ....................          (5,719)         (24,036)         (37,883)
       Collections on trust assets, net of advances .............          10,382           18,787           79,820
       Increase (decrease) in payables and accrued liabilities ..             166             (117)            (592)
                                                                         --------         --------         --------
          Net cash provided by operating activities .............           8,102           15,113           73,020
                                                                         --------         --------         --------

Cash flows from financing activities:
    Distributions on Class "B" Certificate ......................          (9,817)         (23,316)         (67,494)
                                                                         --------         --------         --------

          Net cash used in financing activities .................          (9,817)         (23,316)         (67,494)
                                                                         --------         --------         --------

    Net increase (decrease) in cash and cash equivalents ........        $ (1,715)        $ (8,203)        $  5,526
    Cash and cash equivalents, beginning of period ..............           5,271           13,474            7,948
                                                                         --------         --------         --------
    Cash and cash equivalents, end of period ....................        $  3,556         $  5,271         $ 13,474
                                                                         ========         ========         ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

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


            Cash and cash equivalents ........................        $ 135,360
            Trust assets .....................................           61,514
            Estimated claims and accrued liabilities .........          (14,002)
                                                                      ---------
                                                                      $ 182,872
                                                                      =========

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         By order of the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, unsurrendered securities of the Debtor were required to be submitted for exchange into Class B or Class C Certificates by May 31, 2000. As of that date, securities representing 2,454,310 Class B Certificates and 725,729 Class C Certificates had been exchanged. Prior to May 31, 2000, Certificates outstanding were assumed equal to an exchange of all Debtor securities. Accordingly, in the second quarter of 2000, a liability for distributions on the unsurrendered Class B Certificates was reversed. Holders of the remaining unsurrendered securities of the Debtor will have no rights to receive any distributions on Trust securities.

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

         (3)      Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

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

         (6)      Use of Estimates

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


(B)      Trust Assets

         Trust assets are comprised of the following:



         (Dollars in thousands)
                                                                        December 31,
                                                                 -------------------------
         Estimated Gross Cash Flow by Type of Asset                2000             1999
         ------------------------------------------              --------         --------
         Borrowers' obligation on outstanding balance of:
             Performing loans ...........................        $  2,718         $  5,327
             Nonperforming loans ........................              81              209
         Real estate and other assets ...................          47,142           49,557
                                                                 --------         --------
             Total ......................................          49,941           55,093
                                                                 --------         --------

             Discount required to reflect trust assets at
                  estimated fair value ..................          (5,469)          (5,943)
                                                                 --------         --------

         Trust assets, net ..............................        $ 44,472         $ 49,150
                                                                 ========         ========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2000 and 1999, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The December 31, 2000 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         In response to this letter and because management of the Trust believed that UIDC's claim had no merit, the Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that "Defendants UIDC Management, Inc. and UIDC of Texas Co. (collectively referred to as "UIDC" or the "UIDC Defendants") failed in May 1997 to properly exercise their right of first refusal under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC Defendants have waived and/or are estopped from asserting such right." Additionally, the Trust filed a motion for summary judgment.

         On February 27, 2001, a federal district judge ruled that the Trust's motion for summary judgment be denied and that UIDC entities' motion for summary judgment be granted in part and denied in part. Specifically, the judge ruled that, as a matter of law, UIDC had properly exercised its right of first refusal to purchase the 67% interest in May of 1997. The judge further ruled that UIDC's summary judgment motion be denied as it pertains to questions of whether UIDC is prevented from enforcing that right because of alleged breaches of the resulting option agreement, or because UIDC is estopped from specific performance based upon their refusal to buy the interest when given the chance in October of 1997. These latter questions will be subject to further discovery and potentially to a trial by jury.

         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether the UIDC entities are nevertheless barred from enforcing their option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement, and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $51 million at December 31, 2000) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In 2000, $9.8 million, or $4.00 per Certificate, was distributed to Class B Certificate holders and a $.4 million bonus was paid to certain former employees of the Debtor. In 1999, $23.3 million, or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor. In 1998, $67.5 million, or $27.50 per Certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $20.77 per unit as of December 31,
         2000).

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

         In 1996, the FDIC closed the receiverships of the Debtor's banks and distributed the remaining surplus of those receiverships to the Trust. In accordance with a conveyance and indemnification agreement, the Trust will be required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the receiverships, in an aggregate amount up to $10 million until the termination of the Trust. Management of the Trust does not believe that, to the extent the Trust is obligated to pay certain claims or expenses associated with the past obligations of the Debtor's banks, such payments will have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Trust.

                          INDEPENDENT AUDITORS' REPORT




The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

         We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries (the "Trust") as of December 31, 2000 and 1999, and the related consolidated statements of income and changes in net asset value in liquidation, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and changes in net asset value in liquidation and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                   KPMG LLP


Houston, Texas
February 10, 2001, except
as to Note B, which is as
of February 27, 2001

                           FIRSTCITY LIQUIDATING TRUST
                   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)



                                                  2000                                             1999
                                    ----------------------------------------------    --------------------------------------------
                                     First       Second        Third      Fourth       First      Second       Third       Fourth
                                    Quarter      Quarter      Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                    --------     --------     --------    --------    --------    --------    --------    --------
Changes in fair value
    of trust assets(1) .........    $  1,715     $  1,436     $  1,290    $  1,278    $  2,113    $  1,660    $  1,137    $ 19,126
Interest income on
    short-term investments .....          45           72           65          51          97          86          46          58
Administrative expense .........        (599)        (647)        (658)       (775)     (1,397)     (1,102)       (661)       (684)
                                    --------     --------     --------    --------    --------    --------    --------    --------
    Net income .................    $  1,161     $    861     $    697    $    554    $    813    $    644    $    522    $ 18,500
                                    ========     ========     ========    ========    ========    ========    ========    ========

----------
(1) Includes increase of $17.5 million related to 67% partnership interest in First City Tower in fourth quarter 1999.


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

         Richard E. Bean, 57, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity.

         Robert W. Brown, 52, has been President of FCLT Loans Asset Corp. since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date. Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the Federal bankruptcy laws in December 1994.

         Joe S. Greak, 52, has been Senior Vice President, Tax Director and Secretary of FirstCity since the Effective Date. Mr. Greak was the Tax Manager of the Debtor from 1993 to the Effective Date.

         R. David Palmer, 58, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York, Fredonia, New York. Mr. Palmer is currently a director of Sensatex, Inc.

         Officers and Others

         Jerry D. Thompson, 45, has been Vice President of FCLT Loans Asset Corp. since February 1997. Prior thereto, Mr. Thompson was Vice President of FCB Real Estate Services, Inc., a subsidiary of the Trust and the Debtor.

         C. Ivan Wilson, 73, was Chairman of the Board and Chief Executive Officer of the Debtor from 1991 until the Effective Date and has been Vice Chairman of the Board of FirstCity since that date.

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

Item 11. Executive Compensation.

         Compensation of the Trustee

         The compensation paid by the Trust to the Trustee consisted of administrative fees aggregating $20,500 in each of 2000, 1999 and 1998. Unless renegotiated, annual administrative fees to be paid to the Trustee shall remain constant.

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

         Compensation of Executive Officers and Others

         Executive officers and others of the Trust received compensation during the last three years as set forth in the following table:

                                                                           ANNUAL COMPENSATION(1)
                  NAME AND                                            ----------------------------
             PRINCIPAL POSITION                   YEAR                  SALARY               BONUS
             ------------------                   ----                ----------          ----------
         Robert W. Brown                          2000                $  250,000          $  155,040
         --    President of FCLT                  1999                   250,000             385,460
               Loans Asset Corp.                  1998                   250,000             897,522

         C. Ivan Wilson                           2000                $       --          $  155,040
         --    Vice Chairman of                   1999                        --             385,460
               FirstCity                          1998                        --             872,522

         Joe S. Greak                             2000                $       --          $   77,055
         --    Senior Vice President of           1999                        --             191,577
               FirstCity                          1998                        --             435,145

         Jerry D. Thompson                        2000                $  100,000          $   10,770
         --    Vice President of FCLT             1999                   100,000              36,774
               Loans Asset Corp.                  1998                   100,000             103,376

----------
(1) Amounts reported for Mr. Wilson and Mr. Greak relate only to Exhibit O of the Plan.

         Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on dissolution of the Trust. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. Through December 31, 2000, Mr. Brown was paid $1.4 million in performance-oriented bonuses pursuant to Exhibit O to the Plan. The Brown Employment Agreement provides for a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the Class B Certificates and the Class C Certificates. The payment of such conditional bonus to Mr. Brown is to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated for cause by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement.

         Pursuant to Section 9.8 of the Plan, Mr. Brown (as described in the previous paragraph), along with C. Ivan Wilson, Joe S. Greak, former employees of the Debtor and certain employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. In 2000, bonuses totaling $.4 million ($.1 million to Mr. Brown) were paid pursuant to Exhibit O. In 1999, bonuses totaling $1.1 million ($.4 million to Mr. Brown) were paid pursuant to Exhibit O. In 1998, bonuses totaling $2.6 million ($.9 million to Mr. Brown) were paid pursuant to Exhibit O.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

         (b) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of January 31, 2001, by the members of the Portfolio Committee. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.



                                                             NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                                   AND PERCENTAGE OF OUTSTANDING
                                                                    CLASS B BENEFICIAL INTERESTS
                                                                       AS OF JANUARY 31, 2001
                                                             --------------------------------------
                                                                BENEFICIAL           PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                              OWNERSHIP           OF CLASS
----------------------------------                           ----------------     -----------------
Robert W. Brown ............................................            --              --
Richard E. Bean ............................................        98,100             4.0
Joe S. Greak ...............................................            --              --
R. David Palmer ............................................            --              --

All Portfolio Committee members as a group (4 persons) .....        98,100             4.0



                                                             NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                                   AND PERCENTAGE OF OUTSTANDING
                                                                    CLASS C BENEFICIAL INTERESTS
                                                                       AS OF JANUARY 31, 2001
                                                             --------------------------------------
                                                                BENEFICIAL           PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                              OWNERSHIP           OF CLASS
----------------------------------                           ----------------     -----------------
Robert W. Brown ............................................        197                  *
Richard E. Bean ............................................         --                 --
Joe S. Greak ...............................................         --                 --
R. David Palmer ............................................         --                 --

All Portfolio Committee members as a group (4 persons) .....        197                  *

----------
*  Less than 1%

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

                  None.

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STATE STREET BANK AND TRUST COMPANY,
                                   as Trustee



Date:  March 15, 2001              /s/ Susan T. Keller
                                   ---------------------
                                   Name: Susan T. Keller
                                        ----------------
                                   Title: Vice President
                                         ---------------