Form 10-Q
period 2001-03-31
FIRST CITY LIQUIDATING TRUST
filed 2001-04-27
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2001, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

FORWARD LOOKING INFORMATION

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements other than statements of historical fact, are forward-looking statements. These statements are based upon assumptions that are subject to change and other risks. Although the Trust believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)



                                                               MARCH 31,   DECEMBER 31,
                                                                  2001         2000
                                                              -----------  ------------
          Assets, at estimated fair value                     (Unaudited)
Cash and cash equivalents ..................................  $     1,943  $     3,556
Trust assets, net ..........................................       43,726       44,472
                                                              -----------  -----------
       Total assets ........................................       45,669       48,028
                                                              -----------  -----------
          Less liabilities at face or estimated amount
Payables and accrued liabilities ...........................        1,669        1,928
                                                              -----------  -----------
       Total liabilities ...................................        1,669        1,928
                                                              -----------  -----------
Commitments and contingencies ..............................           --           --
          Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding .........       44,000       46,100
Class "C" Certificate, 725,729 units outstanding ...........           --           --
                                                              -----------  -----------
       Total net asset value ...............................  $    44,000  $    46,100
                                                              ===========  ===========

                      CONSOLIDATED STATEMENTS OF INCOME AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         2001              2000
                                                      ----------       -----------
Changes in fair value of trust assets ............    $      926       $     1,715
Interest income on short-term investments ........            49                45
Administrative expense ...........................          (621)             (599)
                                                      ----------       -----------
       Net income ................................           354             1,161
                                                      ----------       -----------
Net asset value, beginning of period .............        46,100            52,400
Distributions on Class "B" Certificate ...........        (2,454)           (2,461)
                                                      ----------       -----------
Net asset value, end of period ...................    $   44,000       $    51,100
                                                      ==========       ===========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2001             2000
                                                                   -----------       ----------
Cash flows from operating activities:
    Net income ..................................................  $       354       $    1,161
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets ....................         (926)          (1,715)
       Collections on trust assets, net of advances .............        1,672            2,136
       Decrease in payables and accrued liabilities .............         (259)            (144)
                                                                   -----------       ----------
          Net cash provided by operating activities .............          841            1,438
                                                                   -----------       ----------

Cash flows from financing activities:
    Distributions on Class "B" Certificate ......................       (2,454)          (2,454)
                                                                   -----------       ----------

          Net cash used in financing activities .................       (2,454)          (2,454)
                                                                   -----------       ----------

    Net decrease in cash and cash equivalents ...................  $    (1,613)      $   (1,016)
    Cash and cash equivalents, beginning of period ..............        3,556            5,271
                                                                   -----------       ----------
    Cash and cash equivalents, end of period ....................  $     1,943       $    4,255
                                                                   ===========       ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at March 31, 2001, and its changes in net asset value in liquidation and cash flows for the three month periods ended March 31, 2001 and 2000.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):


                                                             March 31,    December 31,
Estimated Gross Cash Flow by Type of Asset                     2001           2000
                                                            -----------   ------------
                                                            (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ..................................     $     2,128   $      2,718
    Nonperforming loans ...............................              81             81
Real estate and other assets ..........................          46,927         47,142
                                                            -----------   ------------

    Total .............................................          49,136         49,941
                                                            -----------   ------------

    Discount required to reflect trust assets at
         estimated fair value .........................          (5,410)        (5,469)
                                                            -----------   ------------

Trust assets, net .....................................     $    43,726   $     44,472
                                                            ===========   ============

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 2001 and December 31, 2000, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The March 31, 2001 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

         The Trust received a letter dated February 18, 2000 from UIDC in which UIDC alleged that in 1997 it "exercised" its contractual right of first refusal to purchase the 67% partnership interest. This alleged exercise of the right of first refusal arose in connection with an unconsummated prior transaction which was itself the subject of previously settled litigation. The letter further states that UIDC "demands that the Trust tender its partnership interest". Adjusted for refinancing costs, the alleged right of first refusal would have been on a value of approximately $25 million for the partnership interest.

         The Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that UIDC failed in May 1997 to properly exercise its right of first refusal under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC waived and/or is estopped from asserting such right. Additionally, the Trust filed a motion for summary judgment. On February 27, 2001 a federal district judge in the U.S. District Court for the Southern District of Texas, Houston Division (the "Court") ruled that the Trust's motion for summary judgment be denied and that UIDC's motion for summary judgment be granted in part and denied in part. Specifically, the judge ruled that, as a matter of law, UIDC had properly exercised its right of first refusal to purchase the 67% interest in May of 1997. The judge further ruled that UIDC's summary judgment motion be denied as it pertains to questions of whether UIDC is prevented from enforcing that right because of alleged breaches of the resulting option agreement, or because UIDC is estopped from specific performance based upon its refusal to buy the interest when given the chance in October of 1997. These latter questions will be subject to further discovery and potentially to a trial by jury.

         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether UIDC is nevertheless barred from enforcing its option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $49 million at March 31,
2001) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first quarter of 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor. For the year ended December 31, 2000, $9.8 million, or $4.00 per Certificate, was distributed to Class B Certificate holders and a $.4 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $20.09 per unit as of March 31, 2001).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the first quarter of 2001 and 2000 are summarized below (dollars in thousands):


                                                       First Quarter       First Quarter
                                                           2001                2000
                                                       -------------       -------------
Changes in fair value of trust assets ..............   $         926       $       1,715
Interest income on short-term investments ..........              49                  45
Administrative expense .............................            (621)               (599)
                                                       -------------       -------------


       Net income ..................................   $         354       $       1,161
                                                       =============       =============

         The estimated fair value of the Trust's assets increased $.9 million in the first quarter of 2001 as compared to $1.7 million in the first quarter of 2000. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first quarters of 2001 and 2000 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments was flat year to year.

         Administrative expense totaled $.6 million in the first quarter of 2001 and the first quarter of 2000. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first quarter of 2001 and the first quarter of 2000.

         In the first quarter of 2001, the Trust distributed $2.5 million, or $1.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $1.7 million in net collections on Trust assets in 2001 and cash held at December 31, 2000. The Class B Beneficial Interests were valued at $44.0 million at March 31, 2001.

         Non-cash trust assets at March 31, 2001 and December 31, 2000 were comprised of the following (dollars in thousands):


                                                       March 31,     December 31,
Estimated Gross Cash Flow by Type of Asset               2001           2000
                                                       ---------     -----------
Borrowers' obligation on outstanding balance of:
    Performing loans .............................     $   2,128     $    2,718
    Nonperforming loans ..........................            81             81
Real estate and other assets .....................        46,927         47,142
                                                       ---------     ----------
    Total ........................................        49,136         49,941
                                                       ---------     ----------

    Discount required to reflect trust assets at
         estimated fair value ....................        (5,410)        (5,469)
                                                       ---------     ----------

Trust assets, net ................................     $  43,726    $    44,472
                                                       =========    ===========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 2001 and December 31, 2000, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The March 31, 2001 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

         The Trust received a letter dated February 18, 2000 from UIDC in which UIDC alleged that in 1997 it "exercised" its contractual right of first refusal to purchase the 67% partnership interest. This alleged exercise of the right of first refusal arose in connection with an unconsummated prior transaction which was itself the subject of previously settled litigation. The letter further states that UIDC "demands that the Trust tender its partnership interest". Adjusted for refinancing costs, the alleged right of first refusal would have been on a value of approximately $25 million for the partnership interest.

         The Trust filed a lawsuit on March 9, 2000 seeking a declaratory judgment that UIDC failed in May 1997 to properly exercise its right of first refusal under the Limited Partnership Agreement of FC Tower Property Partners, L.P. or, in the alternative, that UIDC waived and/or is estopped from asserting such right. Additionally, the Trust filed a motion for summary judgment. On February 27, 2001 a federal district judge in the U.S. District Court for the Southern District of Texas, Houston Division (the "Court") ruled that the Trust's motion for summary judgment be denied and that UIDC's motion for summary judgment be granted in part and denied in part. Specifically, the judge ruled that, as a matter of law, UIDC had properly exercised its right of first refusal to purchase the 67% interest in May of 1997. The judge further ruled that UIDC's summary judgment motion be denied as it pertains to questions of whether UIDC is prevented from enforcing that right because of alleged breaches of the resulting option agreement, or because UIDC is estopped from specific performance based upon its refusal to buy the interest when given the chance in October of 1997. These latter questions will be subject to further discovery and potentially to a trial by jury.

         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether UIDC is nevertheless barred from enforcing its option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with

UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

         FirstCity Liquidating Trust cannot predict the outcome of any such legal matters; however, the current litigation makes it unlikely that any near-term deal to sell the interest can be accomplished.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

          Exhibit
            No.                      Description
          -------  ------------------------------------------------------------

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

          (b) Reports on Form 8-K. Reports on Form 8-K were filed by the Registrant with the Commission dated February 12, 2001 and February 27, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STATE STREET BANK AND TRUST COMPANY,
                                      as Trustee


Date: April 27, 2001                  /s/ Susan T. Keller
                                      ------------------------------------
                                      Name: Susan T. Keller
                                           -------------------------------
                                      Title: Vice President
                                            ------------------------------

                                  EXHIBIT INDEX




          EXHIBIT
            NO.                      DESCRIPTION
          ------- ------------------------------------------------------------
          2.1(1)  Joint Plan of Reorganization for First City Bancorporation of
                  Texas, Inc., as modified, under Chapter 11 of the United
                  States Bankruptcy Code, as confirmed by the U.S. Bankruptcy
                  Court for the Northern District of Texas, Dallas Division, on
                  May 31, 1995.
          2.2(5)  Order Extending Term of FirstCity Liquidating Trust, dated
                  June 18, 1999.
          3.1(1)  The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
                  Shawmut Bank Connecticut, National Association (subsequently
                  Fleet National Bank, now State Street Bank and Trust Company),
                  as Trustee.
         10.1(3)  Employment Agreement, effective as of July 3, 1995, by and between FCLT Loans Asset Corp. and Robert W. Brown, as amended
                  May 1, 1996.
         10.2(2)  Settlement Agreement, dated as of June 22, 1994, as amended as of January 30, 1995, by and among FDIC-Corporate, the
                  FDIC-Receivers and the First City Parties.
         10.3(3)  Conveyance and Indemnification Agreement, dated December 23,
                  1996, between FDIC-Corporate, the FDIC-Receivers, FCLT Loans,
                  L.P. and the Trust.
         10.4(4)  Extension of Conveyance and Indemnification Agreement, dated in April 1999, between FDIC-Corporate, the FDIC-Receivers,
                  FCLT Loans, L.P. and the Trust.

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

          (b) Reports on Form 8-K. Reports on Form 8-K were filed by the Registrant with the Commission dated February 12, 2001 and February 27, 2001.