Form 10-Q
period 2001-06-30
FIRST CITY LIQUIDATING TRUST
filed 2001-07-27
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2001, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                                JUNE 30,           DECEMBER 31,
                                                                                  2001                2000
                                                                              ----------           ------------
                       Assets, at estimated fair value                        (Unaudited)
Cash and cash equivalents................................................     $      2,189         $      3,556
Trust assets, net........................................................           43,617               44,472
                                                                              ------------         ------------
       Total assets......................................................           45,806               48,028
                                                                              ------------         ------------
               Less liabilities at face or estimated amount
Payables and accrued liabilities.........................................            1,606                1,928
                                                                              ------------         ------------
       Total liabilities.................................................            1,606                1,928
                                                                              ------------         ------------
Commitments and contingencies............................................               --                   --
               Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding.......................           44,200               46,100
Class "C" Certificate, 725,729 units outstanding.........................               --                   --
                                                                              ------------         ------------
       Total net asset value.............................................     $     44,200         $     46,100
                                                                              ============         ============

 CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN NET ASSET VALUE IN LIQUIDATION
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                             THREE MONTHS                      SIX MONTHS
                                                             ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ---------------------------      --------------------------
                                                          2001            2000            2001           2000
                                                     -------------   -----------      ------------   -----------
Changes in fair value of trust assets............    $       499     $     1,436      $      1,425   $     3,151
Interest income on short-term investments........             23              72                72           117
Administrative expense...........................           (322)           (647)             (943)       (1,246)
                                                     -----------     -----------      ------------   -----------
       Net income................................            200             861               554         2,022
                                                     -----------     -----------      ------------   -----------
Net asset value, beginning of period.............         44,000          51,100            46,100        52,400
Distributions on Class "B" Certificate...........             --          (2,461)           (2,454)       (4,922)
Eliminate liability for distributions on
  unsurrendered Class "B" Certificates...........             --             257                --           257
                                                     -----------     -----------      ------------   -----------
Net asset value, end of period...................    $    44,200     $    49,757      $     44,200   $    49,757
                                                     ===========     ===========      ============   ===========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                            -----------------------------------
                                                                                  2001                 2000
                                                                            ---------------        ------------
Cash flows from operating activities:
    Net income...........................................................   $           554        $      2,022
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets.............................            (1,425)             (3,151)
       Collections on trust assets, net of advances .....................             2,264               7,083
       Decrease in payables and accrued liabilities .....................              (306)               (142)
                                                                            --------------         ------------
          Net cash provided by operating activities......................             1,087               5,812
                                                                            ---------------        ------------

Cash flows from financing activities:
    Distributions on Class "B" Certificate...............................            (2,454)             (4,909)
                                                                            ---------------        ------------
       Net cash used in financing activities.............................           (2,454)              (4,909)
                                                                            --------------         ------------

    Net increase (decrease) in cash and cash equivalents.................   $       (1,367)        $        903
    Cash and cash equivalents, beginning of period.......................             3,556               5,271
                                                                            ---------------        ------------
    Cash and cash equivalents, end of period.............................   $         2,189        $      6,174
                                                                            ===============        ============


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at June 30, 2001, and its changes in net asset value in liquidation and cash flows for the three month and six month periods ended June 30, 2001 and 2000.

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

         Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                           June 30,            December 31,
         Estimated Gross Cash Flow by Type of Asset..                        2001                  2000
         ------------------------------------------                      -----------           ------------
                                                                         (Unaudited)
         Borrowers' obligation on outstanding balance of:
             Performing loans ...........................                   $      2,351     $       2,718
             Nonperforming loans ........................                             79                81
         Real estate and other assets ...................                         46,531            47,142
                                                                           -------------     -------------
             Total ......................................                         48,961            49,941
                                                                           -------------     -------------

             Discount required to reflect trust assets at
                  estimated fair value ..................                         (5,344)           (5,469)
                                                                           -------------     -------------

         Trust assets, net...............................                  $      43,617     $      44,472
                                                                           =============     =============

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 2001 and December 31, 2000, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The June 30, 2001 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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


         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether UIDC is nevertheless barred from enforcing its option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement and (b) because UIDC declined to purchase the partnership interest when subsequently offered

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. A trial date, at the earliest in November 2001, has been set and discovery is proceeding. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $50 million at June 30, 2001) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first six months of 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor. For the year ended December 31, 2000, $9.8 million, or $4.00 per Certificate, was distributed to Class B Certificate holders and a $.4 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $20.40 per unit as of June 30, 2001).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the second quarter and first six months of 2001 and 2000 are summarized below (dollars in thousands):

                                                              SECOND                         SIX MONTHS
                                                              QUARTER                      ENDED JUNE 30,
                                                     ---------------------------      ------------------------
                                                         2001            2000            2001          2000
                                                     -----------     -----------      -----------    ---------
Changes in fair value of trust assets............    $       499     $     1,436      $     1,425    $   3,151
Interest income on short-term investments........             23              72               72          117
Administrative expense...........................           (322)           (647)            (943)      (1,246)
                                                     -----------     -----------      -----------    ---------
       Net income................................    $       200     $       861      $       554    $   2,022
                                                     ===========     ===========      ===========    =========

               SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

         The estimated fair value of the Trust's assets increased $.5 million in the second quarter of 2001 as compared to $1.4 million in the second quarter of 2000. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the second quarter of 2001 and 2000 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the second quarter of 2001 as compared to the second quarter of 2000 because less excess funds were available.

         Administrative expense totaled $.3 million in the second quarter of 2001 as compared to $.6 million in the second quarter of 2000. A $113,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the second quarter of 2000 as compared to no bonus paid to such employees in 2001. Professional fees totaled $.1 million in 2001 as compared to $.2 million in 2000.

    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         The estimated fair value of the Trust's assets increased $1.4 million in the first six months of 2001 as compared to $3.2 million in the first six months of 2000. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first six months of 2001 and 2000 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2001 as compared to 2000 because less excess funds were available.

         Administrative expense totaled $.9 million in the first six months of 2001 as compared to $1.2 million in the first six months of 2000. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first six months of 2001 as compared to a $.2 million bonus paid to such employees in 2000. Professional fees totaled $.2 million in 2001 as compared to $.3 million in 2000.

         In the first six months of 2001, the Trust distributed $2.5 million, or $1.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $2.3 million in net collections on Trust assets in 2001 and cash held at December 31, 2000. The Class B Beneficial Interests were valued at $44.2 million at June 30, 2001.

         Non-cash trust assets at June 30, 2001 and December 31, 2000 were comprised of the following (dollars in thousands):

                                                                            June 30,      December 31,
      Estimated Gross Cash Flow by Type of Asset                               2001           2000
      ------------------------------------------                          -----------    -------------
      Borrowers' obligation on outstanding balance of:
         Performing loans ...........................                     $     2,351            2,718
         Nonperforming loans ........................                              79               81
      Real estate and other assets ..................                          46,531           47,142
                                                                          -----------     ------------
         Total ......................................                          48,961           49,941
                                                                          -----------     ------------
         Discount required to reflect trust assets at
              estimated fair value ..................                          (5,344)          (5,469)
                                                                          -----------     ------------
      Trust assets, net .............................                     $    43,617     $     44,472
                                                                          ===========     ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 2001 and December 31, 2000, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The June 30, 2001 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether UIDC is nevertheless barred from enforcing its option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. A trial date, at the earliest in November 2001, has been set and discovery is proceeding. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

         FirstCity Liquidating Trust cannot predict the outcome of any such legal matters; however, the current litigation makes it unlikely that any near-term deal to sell the interest can be accomplished.

         In June 2001 the Bankruptcy Court extended the life of the Trust from January 3, 2002 to January 3, 2004. The extension allows the Trust more time to settle ongoing litigation and indemnity issues as well as bring additional value to certain assets as a result of holding such assets for a longer period of time.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit
           No.                      Description
         -----   ---------------------------------------------------------------

         2.1(1) Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter 11 of the United States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on May 31, 1995.

         2.2 Order To Extend Term of FirstCity Liquidating Trust, dated June 11, 2001.

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


----------------------------

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



         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STATE STREET BANK AND TRUST COMPANY,
                                            as Trustee



Date: July 27, 2001                         /s/ Cauna Silva
                                            ------------------------------------
                                            Name: Cauna Silva
                                                 -------------------------------
                                            Title: Assistant Vice President
                                                  ------------------------------

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------   ----------------------------------------------------------------
 2.1(1) Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter 11 of the United
          States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on May 31, 1995.

 2.2      Order To Extend Term of FirstCity Liquidating Trust, dated
          June 11, 2001.

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

----------------------------

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