Form 10-Q
period 2001-09-30
FIRST CITY LIQUIDATING TRUST
filed 2001-10-26
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2001, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2001            2000
                                                                 -------------   ------------
                                                                  (Unaudited)
              Assets, at estimated fair value
Cash and cash equivalents ......................................   $   2,850       $   3,556
Trust assets, net ..............................................      42,956          44,472
                                                                   ---------       ---------
       Total assets ............................................      45,806          48,028
                                                                   ---------       ---------
               Less liabilities at face or estimated amount
Payables and accrued liabilities ...............................       1,606           1,928
                                                                   ---------       ---------
       Total liabilities .......................................       1,606           1,928
                                                                   ---------       ---------
Commitments and contingencies ..................................          --              --
               Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding .............      44,200          46,100
Class "C" Certificate, 725,729 units outstanding ...............          --              --
                                                                   ---------       ---------
       Total net asset value ...................................   $  44,200       $  46,100
                                                                   =========       =========

 CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN NET ASSET VALUE IN LIQUIDATION
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                   THREE MONTHS             NINE MONTHS
                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                               ---------------------   ---------------------
                                                  2001        2000        2001        2000
                                               ---------   ---------   ---------   ---------
Changes in fair value of trust assets ......   $     289   $   1,290   $   1,714   $   4,441
Interest income on short-term investments ..          20          65          92         182
Administrative expense .....................        (309)       (658)     (1,252)     (1,904)
                                               ---------   ---------   ---------   ---------
       Net income ..........................          --         697         554       2,719
                                               ---------   ---------   ---------   ---------
Net asset value, beginning of period .......      44,200      49,757      46,100      52,400
Distributions on Class "B" Certificate .....          --      (2,454)     (2,454)     (7,376)
Eliminate liability for distributions on
  unsurrendered Class "B" Certificates .....          --          --          --         257
                                               ---------   ---------   ---------   ---------
Net asset value, end of period .............   $  44,200   $  48,000   $  44,200   $  48,000
                                               =========   =========   =========   =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                         2001                  2000
                                                                      ---------             ---------
Cash flows from operating activities:
    Net income ...................................................    $     554             $   2,719
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets .....................       (1,714)               (4,441)
       Collections on trust assets, net of advances ..............        3,214                 8,932
       Decrease in payables and accrued liabilities ..............         (306)                  (50)
                                                                      ---------             ---------
          Net cash provided by operating activities ..............        1,748                 7,160
                                                                      ---------             ---------


Cash flows from financing activities:
    Distributions on Class "B" Certificate .......................       (2,454)               (7,363)
                                                                      ---------             ---------
       Net cash used in financing activities .....................       (2,454)               (7,363)
                                                                      ---------             ---------
    Net decrease in cash and cash equivalents ....................    $    (706)            $    (203)
    Cash and cash equivalents, beginning of period ...............        3,556                 5,271
                                                                      ---------             ---------
    Cash and cash equivalents, end of period .....................    $   2,850             $   5,068
                                                                      =========             =========


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001

(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at September 30, 2001, its changes in net asset value in liquidation for the three month and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000.

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

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                          September 30,   December 31,
Estimated Gross Cash Flow by Type of Asset                     2001          2000
------------------------------------------                -------------  ------------
                                                           (Unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ...................................    $   2,318     $   2,718
    Nonperforming loans ................................           31            81
Real estate and other assets ...........................       45,845        47,142
                                                            ---------     ---------
    Total ..............................................       48,194        49,941
                                                            ---------     ---------

    Discount required to reflect trust assets at
         estimated fair value ..........................       (5,238)       (5,469)
                                                            ---------     ---------

Trust assets, net ......................................    $  42,956     $  44,472
                                                            =========     =========

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 2001 and December 31, 2000, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The September 30, 2001 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether UIDC is nevertheless barred from enforcing its option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. The earliest possible trial date is December 2001 and discovery is proceeding. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $51 million at September 30, 2001) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first nine months of 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor. For the year ended December 31, 2000, $9.8 million, or $4.00 per Certificate, was distributed to Class B Certificate holders and a $.4 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $20.73 per unit as of September 30,
         2001).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the third quarter and first nine months of 2001 and 2000 are summarized below (dollars in thousands):

                                                                            NINE MONTHS
                                                    THIRD QUARTER        ENDED SEPTEMBER 30,
                                                --------------------    --------------------
                                                  2001        2000        2001        2000
                                                --------    --------    --------    --------
Changes in fair value of trust assets ......    $    289    $  1,290    $  1,714    $  4,441
Interest income on short-term investments ..          20          65          92         182
Administrative expense .....................        (309)       (658)     (1,252)     (1,904)
                                                --------    --------    --------    --------
       Net income ..........................    $     --    $    697    $    554    $  2,719
                                                ========    ========    ========    ========

                THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

         The estimated fair value of the Trust's assets increased $.3 million in the third quarter of 2001 as compared to $1.3 million in the third quarter of 2000. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the third quarter of 2001 and 2000 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the third quarter of 2001 as compared to the third quarter of 2000 because less excess funds were available.

         Administrative expense totaled $.3 million in the third quarter of 2001 as compared to $.7 million in the third quarter of 2000. A $116,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the third quarter of 2000 as compared to no bonus paid to such employees in 2001. Professional fees were flat year to year.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         The estimated fair value of the Trust's assets increased $1.7 million in the first nine months of 2001 as compared to $4.4 million in the first nine months of 2000. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first nine months of 2001 and 2000 include
(i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2001 as compared to 2000 because less excess funds were available.

         Administrative expense totaled $1.3 million in the first nine months of 2001 as compared to $1.9 million in the first nine months of 2000. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first nine months of 2001 as compared to a $.3 million bonus paid to such employees in 2000. Professional fees totaled $.3 million in 2001 as compared to $.4 million in 2000.

         In the first nine months of 2001, the Trust distributed $2.5 million, or $1.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $3.2 million in net collections on Trust assets in 2001 and cash held at December 31, 2000. The Class B Beneficial Interests were valued at $44.2 million at September 30, 2001.

         Non-cash trust assets at September 30, 2001 and December 31, 2000 were comprised of the following (dollars in thousands):

                                                           September 30,      December 31,
      Estimated Gross Cash Flow by Type of Asset               2001              2000
      ------------------------------------------           -------------      ------------
Borrowers' obligation on outstanding balance of:
   Performing loans ....................................    $   2,318          $   2,718
   Nonperforming loans .................................           31                 81
Real estate and other assets ...........................       45,845             47,142

   Total ...............................................       48,194             49,941
                                                            ---------          ---------
   Discount required to reflect trust assets at
        estimated fair value ...........................       (5,238)            (5,469)
                                                            ---------          ---------
Trust assets, net ......................................    $  42,956          $  44,472
                                                            =========          =========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 2001 and December 31, 2000, the projected monthly cash flows were discounted at 11% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         The September 30, 2001 consolidated statement of net assets in liquidation reflects a value of $45 million for a 67% interest in a partnership which owns the First City Tower, a Class A office building located in downtown Houston. UIDC Management, Inc. owns the remaining 33% of the partnership. The Trust publicly stated its intent to market its share of the partnership in the first quarter of 2000.

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

         Management of FirstCity Liquidating Trust strongly disagrees with this ruling. Issues remain to be tried concerning whether UIDC is nevertheless barred from enforcing its option to acquire the 67% partnership interest (a) because of alleged breaches of that agreement and (b) because UIDC declined to purchase the partnership interest when subsequently offered in October of 1997 at a price even more favorable than that offered in May of 1997. Finally, even if the Trust was not successful on either of these trial points, there will remain equitable questions pertaining to the precise terms upon which UIDC's acquisition of the partnership interest may be ordered by the court, given all the pertinent circumstances. The earliest possible trial date is December 2001 and discovery is proceeding. No adjustment has been made to the value of the partnership interest because, in the opinion of Trust management, it is not probable that the resolution of the dispute with UIDC will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

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

         2.2(5) Order To Extend Term of FirstCity Liquidating Trust, dated June 11, 2001.

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

------------------------
         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

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

         (5) Filed as the exhibit indicated to the Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission and incorporated herein by reference.

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STATE STREET BANK AND TRUST COMPANY,
                                    as Trustee


Date: October 26, 2001              /s/ Cauna Silva
                                    --------------------------------------------
                                    Name: Cauna Silva
                                         ---------------------------------------
                                    Title: Assistant Vice President
                                          --------------------------------------