Form 10-K405
period 2001-12-31
FIRST CITY LIQUIDATING TRUST
filed 2002-03-25
CIK 1013047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2002 there were 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests outstanding.

Documents incorporated by reference: None

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements other than statements of historical fact, are forward-looking statements. These statements are based upon assumptions that are subject to change and other risks. Although the Trust believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission.

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

         The Trust has not and, pursuant to the Liquidating Trust Agreement dated as of July 3, 1995 by and between First City Bancorporation of Texas, Inc. and State Street Bank and Trust Company, successor to Fleet National Bank and Shawmut Bank Connecticut, National Association, as Trustee (the "Trust Agreement"), may not engage in the conduct of a trade or business apart from the liquidation of Trust assets and the winding up of the affairs of the Debtor and its subsidiaries. Pursuant to Article VIII of the Trust Agreement, the Trust shall terminate upon the date which is three (3) years and six (6) months after the Effective Date; provided, however, that at least six (6) months prior to such termination, the Portfolio Committee (as defined herein) may, with the approval of the Bankruptcy Court, extend the term of the Trust if necessary to the liquidating purpose thereof. Multiple extensions, if approved by the Bankruptcy Court, are permissible, although the aggregate of all such extensions shall not exceed five (5) years so that, in any event, the Trust shall terminate no later than eight (8) years and six (6) months after the Effective Date. In June 2001, the Bankruptcy Court extended the life of the Trust to January 3, 2004.

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

         In 1996, the FDIC closed the Receiverships of the Debtor's banks (the "Receiverships") and distributed the surplus cash ($17.6 million on December 23,
1996) of the Receiverships to the Trust. In accordance with that certain Conveyance and Indemnification Agreement (the "Conveyance and Indemnification Agreement"), dated December 23, 1996 and extended in April 1999, the Trust is required, among other things, to provide indemnity to the FDIC against any known or unknown liabilities, obligations or actual expenses associated with the Receiverships, in an aggregate amount up to $10 million until the termination of the Trust.

Item 2.  Properties.

         The Trust does not have any material physical properties, except for such properties that are held for sale.

Item 3.  Legal Proceedings.

         On March 15, 2002, two subsidiaries of the Trust settled all existing litigation with UIDC Management, Inc. ("UIDC") et al in the U.S. District Court for the Southern District of Texas, Houston Division. The Trust and UIDC are partners in FC Tower Property Partners, L.P., an entity which owns the First City Tower building in Houston, Texas. The dispute between the parties traces to a "right of first refusal" issue occurring in 1997.

         The settlement allows the Trust to market its interest in the partnership. UIDC will retain its right of first refusal and may exercise that right at a discount from the purchase price. The discount is equal to 50% of the amount by which a third party offer exceeds $31 million. The Trust's share of any sale proceeds would be $31 million plus 50% of the price in excess of $31 million. Further, if the Trust is unsuccessful in (a) obtaining a qualified offer within fifteen months and (b) executing on a sale of the interest within twenty-one months, its 67% interest in the partnership will be reduced to 45% and UIDC's 33% interest will increase to 55%.

         As a result of the settlement, the Trust has reduced the valuation of its partnership interest from $45 million to $38 million. The net asset value of the Trust, as reflected in the value of the Class B Certificates, decreased from $44.2 million at September 30, 2001 to $36.9 million at December 31, 2001. The consolidated statement of net assets in liquidation has never reflected any value for the Class C Certificates and it is highly unlikely that the Class C Certificates will have any value.

         The Trust is involved in various other legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

         As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

                                     Part II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         The Class A Certificate was held by FirstCity. Through December 31, 1997, the Trust had distributed $188 million to FirstCity as the sole Class A Certificate holder, retiring the Class A Certificate in full.

         The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 2001, was 57 and 816, respectively. High and low trade prices as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:

                                                         Class B Beneficial Interests
                       ---------------------------------------------------------------------------------------------------
                                       2001                                                   2000
                       ---------------------------------------------       -----------------------------------------------
                             Market Price                                           Market Price
                       -------------------------  Cash Distributions       -------------------------    Cash Distributions
Quarter Ended             High           Low             Paid                  High          Low               Paid
                       -----------   -----------  ------------------       -----------   -----------    ------------------
March 31 .......       $     15.00   $     12.00     $      1.00           $     20.50   $     18.94    $      1.00
June 30 ........             15.00         12.00              --                 15.00         13.81           1.00
September 30 ...             14.00         11.00              --                 14.88         12.50           1.00
December 31 ....             13.75         11.25              --                 14.00         13.13           1.00

                         Class C Beneficial Interests
                   -----------------------------------------
                          2001                  2000
                   -------------------   -------------------
                      Market Price           Market Price
                   -------------------   -------------------
Quarter Ended        High       Low        High        Low
                   --------   --------   --------   --------
March 31 .......   $   2.00   $    .71   $    .08   $    .01
June 30 ........       2.40        .60        .15        .15
September 30 ...       2.40       1.40       1.50        .15
December 31 ....       1.50       1.40       1.50        .33

         No distributions were made to Class B or Class C Certificate holders through December 31, 1997. In 1998, $67.5 million, or $27.50 per Class B Certificate, was distributed to Class B Certificate holders. In 1999, $23.3 million, or $9.50 per Class B Certificate, was distributed to Class B Certificate holders. In 2000, $9.8 million, or $4.00 per Class B Certificate, was distributed to Class B Certificate holders. In 2001, $2.5 million, or $1.00 per Class B Certificate, was distributed.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $52 million at December 31, 2001) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders.

         Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $21.07 per unit as of December 31, 2001).

Item 6.  Selected Financial Data.

                                                            Year Ended December 31,
                                             -----------------------------------------------------
(Dollars in thousands)                         2001        2000       1999       1998       1997
                                             --------    --------   --------   --------   --------
Income (loss)(1) .........................   $ (4,968)   $  5,952   $ 24,323   $ 38,534   $ 45,079
Expenses .................................      1,778       2,679      3,844      6,859     12,427
Net income (loss)(1) .....................     (6,746)      3,273     20,479     31,675     32,652
Distributions on Class "A" Certificate ...         --          --         --         --     62,669
Distributions on Class "B" Certificate ...      2,454       9,817     23,316     67,494         --

At year end:
        Total assets .....................     38,581      48,028     54,421     57,489     93,963
        Class "B" Certificate ............     36,900      46,100     52,400     55,300     91,300

----------

(1) Net of $7 million reduction in value of 67% partnership interest in First City Tower in 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust are summarized below:

                                                    Year Ended December 31,
                                               --------------------------------
(Dollars in thousands)                           2001        2000        1999
                                               --------    --------    --------
Changes in fair value of trust assets ......   $ (5,077)   $  5,719    $ 24,036
Interest income on short-term investments ..        109         233         287
Administrative expense .....................     (1,778)     (2,679)     (3,844)
                                               --------    --------    --------
         Net income (loss) .................   $ (6,746)   $  3,273    $ 20,479
                                               ========    ========    ========

                              2001 COMPARED TO 2000

         The estimated fair value of the Trust's assets decreased $5.1 million in 2001 as compared to an increase of $5.7 million in 2000. The 2001 decrease was attributable to a $7 million reduction in value of the 67% partnership interest in First City Tower. Offsetting factors which contributed to the enhancement of the net asset value of the Trust's assets in 2001 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2001 as compared to 2000 because less excess funds were available.

         Administrative expense totaled $1.8 million in 2001 as compared to $2.7 million in 2000. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in 2001 as compared to a $.4 million bonus paid to such employees in 2000. Professional fees totaled $.6 million in 2001 as compared to $.7 million in 2000.

         In 2001, the Trust distributed $2.5 million, or $1.00 per Certificate, to Class B Certificate holders. This distribution was made possible principally by $4.1 million in net collections on Trust assets in 2001 and cash held at December 31, 2000. The Class B Beneficial Interests were valued at $36.9 million at December 31, 2001.

         Non-cash trust assets at December 31, 2001 and 2000 were comprised of the following (dollars in thousands):

                                                              December 31,
                                                       --------------------------
Estimated Gross Cash Flow by Type of Asset                2001           2000
------------------------------------------             -----------    -----------
Borrowers' obligation on outstanding balance of:
    Performing loans ...............................   $     1,867    $     2,718
    Nonperforming loans ............................            32             81
Real estate and other assets .......................        38,651         47,142
                                                       -----------    -----------
    Total ..........................................        40,550         49,941
                                                       -----------    -----------
    Discount required to reflect trust assets at
         estimated fair value ......................        (5,234)        (5,469)
                                                       -----------    -----------
Trust assets, net ..................................   $    35,316    $    44,472
                                                       ===========    ===========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2001 and 2000, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         On March 15, 2002, two subsidiaries of the Trust settled all existing litigation with UIDC Management, Inc. ("UIDC") et al. The Trust and UIDC are partners in FC Tower Property Partners, L.P., an entity which owns the First City Tower building in Houston, Texas. The dispute between the parties traces to a "right of first refusal" issue occurring in 1997.

         The settlement allows the Trust to market its interest in the partnership. UIDC will retain its right of first refusal and may exercise that right at a discount from the purchase price. The discount is equal to 50% of the amount by which a third party offer exceeds $31 million. The Trust's share of any sale proceeds would be $31 million plus 50% of the price in excess of $31 million. Further, if the Trust is unsuccessful in (a) obtaining a qualified offer within fifteen months and (b) executing on a sale of the interest within twenty-one months, its 67% interest in the partnership will be reduced to 45% and UIDC's 33% interest will increase to 55%.

         As a result of the settlement, the Trust has reduced the valuation of its partnership interest from $45 million to $38 million. The net asset value of the Trust, as reflected in the value of the Class B Certificates, decreased from $44.2 million at September 30, 2001 to $36.9 million at December 31, 2001. The consolidated statement of net assets in liquidation has never reflected any value for the Class C Certificates and it is highly unlikely that the Class C Certificates will have any value.

         In June 2001, the Bankruptcy Court extended the life of the Trust from January 3, 2002 to January 3, 2004 in order to continue the orderly disposal of assets and the settlement of claims and obligations of the Trust.

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

                          CRITICAL ACCOUNTING POLICIES

         The Trust believes the following represent its critical accounting policies. The Trust determined that these accounting policies were significant due to their impact on the presentation of the consolidated financial statements, the impact on the operating results and financial position of the Trust, and the estimates inherent in the policies.

         Valuation of Trust Assets

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

         Use of Estimates

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.


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

Item 8.  Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                        DECEMBER 31,
                                                                 -------------------------
                                                                    2001          2000
                                                                 -----------   -----------
               Assets, at estimated fair value

Cash and cash equivalents ....................................   $     3,265   $     3,556
Trust assets, net ............................................        35,316        44,472
                                                                 -----------   -----------
       Total assets ..........................................        38,581        48,028
                                                                 -----------   -----------

               Less liabilities at face or estimated amount

Payables and accrued liabilities .............................         1,681         1,928
                                                                 -----------   -----------
       Total liabilities .....................................         1,681         1,928
                                                                 -----------   -----------
Commitments and contingencies ................................            --            --

               Trust net asset value attributable to:

Class "B" Certificate, 2,454,310 units outstanding ...........        36,900        46,100
Class "C" Certificate, 725,729 units outstanding .............            --            --
       Total net asset value .................................   $    36,900   $    46,100
                                                                 ===========   ===========

See accompanying notes to consolidated financial statements.



                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED DECEMBER  31,
                                               -----------------------------------------
                                                  2001           2000           1999
                                               -----------    -----------    -----------
Changes in fair value of trust assets ......   $    (5,077)   $     5,719    $    24,036
Interest income on short-term investments ..           109            233            287
Administrative expense .....................        (1,778)        (2,679)        (3,844)
                                               -----------    -----------    -----------
       Net income (loss) ...................        (6,746)         3,273         20,479
                                               -----------    -----------    -----------
Net asset value, beginning of period .......        46,100         52,400         55,300
Distributions on Class "B" Certificate .....        (2,454)        (9,830)       (23,379)
Eliminate liability for distributions on
  unsurrendered Class "B" Certificates .....            --            257             --
                                               -----------    -----------    -----------
Net asset value, end of period .............   $    36,900    $    46,100    $    52,400
                                               ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                YEAR ENDED DECEMBER  31,
                                                                       -----------------------------------------
                                                                          2001           2000           1999
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss) ..............................................   $    (6,746)   $     3,273    $    20,479
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Changes in fair value of trust assets .......................         5,077         (5,719)       (24,036)
       Collections on trust assets, net of advances ................         4,063         10,382         18,787
       Increase (decrease) in payables and accrued liabilities .....          (231)           166           (117)
                                                                       -----------    -----------    -----------
          Net cash provided by operating activities ................         2,163          8,102         15,113
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
    Distributions on Class "B" Certificate .........................        (2,454)        (9,817)       (23,316)
                                                                       -----------    -----------    -----------

          Net cash used in financing activities ....................        (2,454)        (9,817)       (23,316)
                                                                       -----------    -----------    -----------

    Net decrease in cash and cash equivalents ......................   $      (291)   $    (1,715)   $    (8,203)
    Cash and cash equivalents, beginning of period .................         3,556          5,271         13,474
                                                                       -----------    -----------    -----------
    Cash and cash equivalents, end of period .......................   $     3,265    $     3,556    $     5,271
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(A)      Summary of Significant Accounting Policies

         (1)      Description of Business

         The Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. (the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the participation of Cargill Financial Services Corporation, under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"), by an order entered on May 31, 1995, and became effective on July 3, 1995. Pursuant to the Plan of Reorganization, and an Agreement and Plan of Merger between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into First City Bancorporation of Texas, Inc., and the name of the corporation was changed to FirstCity Financial Corporation ("FirstCity").

         Pursuant to the Plan, substantially all of the legal and beneficial interests in the assets of the Debtor, other than $20 million in cash contributed to FirstCity, were transferred to FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. In June 2001, the Bankruptcy Court extended the life of the Trust to January 3, 2004. FirstCity, as the sole holder of the Class A Certificate under the Trust, received from the Trust amounts sufficient to retire the Class A Certificate in December 1997. Additional distributions shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class B and the Class C certificates of beneficial interests in the Trust. The Trust is administered by a four-person portfolio committee (the "Portfolio Committee"). The net assets of the Debtor transferred to the Trust on July 3, 1995, consisted of the following (dollars in thousands):

                  Cash and cash equivalents.........................   $ 135,360
                  Trust assets......................................      61,514
                  Estimated claims and accrued liabilities..........     (14,002)
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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

         By order of the Bankruptcy Court, unsurrendered securities of the Debtor were required to be submitted for exchange into Class B or Class C Certificates by May 31, 2000. As of that date, securities representing 2,454,310 Class B Certificates and 725,729 Class C Certificates had been exchanged. Prior to May 31, 2000, Certificates outstanding were assumed equal to an exchange of all Debtor securities. Accordingly, in the second quarter of 2000, a liability for distributions on the unsurrendered Class B Certificates was reversed. Holders of the remaining unsurrendered securities of the Debtor will have no rights to receive any distributions on Trust securities.

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

         (3)      Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2000, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

(B)      Trust Assets

         Trust assets are comprised of the following:

         (Dollars in thousands)

                                                                      December 31,
                                                               --------------------------
         Estimated Gross Cash Flow by Type of Asset               2001           2000
                                                               -----------    -----------
         Borrowers' obligation on outstanding balance of:
             Performing loans ..............................   $     1,867    $     2,718
             Nonperforming loans ...........................            32             81
         Real estate and other assets ......................        38,651         47,142
                                                               -----------    -----------
             Total .........................................        40,550         49,941
                                                               -----------    -----------

             Discount required to reflect trust assets at
                  estimated fair value .....................        (5,234)        (5,469)
                                                               -----------    -----------

         Trust assets, net .................................   $    35,316    $    44,472
                                                               ===========    ===========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2001 and 2000, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         On March 15, 2002, two subsidiaries of the Trust settled all existing litigation with UIDC Management, Inc. ("UIDC") et al. The Trust and UIDC are partners in FC Tower Property Partners, L.P., an entity which owns the First City Tower building in Houston, Texas. The dispute between the parties traces to a "right of first refusal" issue occurring in 1997.

         The settlement allows the Trust to market its interest in the partnership. UIDC will retain its right of first refusal and may exercise that right at a discount from the purchase price. The discount is equal to 50% of the amount by which a third party offer exceeds $31 million. The Trust's share of any sale proceeds would be $31 million plus 50% of the price in excess of $31 million. Further, if the Trust is unsuccessful in (a) obtaining a qualified offer within fifteen months and (b) executing on a sale of the interest within twenty-one months, its 67% interest in the partnership will be reduced to 45% and UIDC's 33% interest will increase to 55%.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         As a result of the settlement, the Trust has reduced the valuation of its partnership interest from $45 million to $38 million (based on an estimated sale price of $45 million). The net asset value of the Trust, as reflected in the value of the Class B Certificates, decreased from $44.2 million at September 30, 2001 to $36.9 million at December 31, 2001. The consolidated statement of net assets in liquidation has never reflected any value for the Class C Certificates and it is highly unlikely that the Class C Certificates will have any value.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $52 million at December 31, 2001) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor. In 2000, $9.8 million, or $4.00 per Certificate, was distributed to Class B Certificate holders and a $.4 million bonus was paid to certain former employees of the Debtor. In 1999, $23.3 million, or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor. In 1998, $67.5 million, or $27.50 per Certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $21.07 per unit as of December 31,
         2001).

         The ultimate amounts to be distributed to the holders of the B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash Trust assets (principally the partnership interest discussed in Note B). The determination of the net asset value of the Trust in the accompanying consolidated statements of net assets in liquidation

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


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

                          INDEPENDENT AUDITORS' REPORT




The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

         We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries (the "Trust") as of December 31, 2001 and 2000, and the related consolidated statements of operations and changes in net asset value in liquidation, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and changes in net asset value in liquidation and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





                                                   KPMG LLP


Houston, Texas
January 31, 2002, except
as to Note B, which is as
of March 15, 2002

                           FIRSTCITY LIQUIDATING TRUST
                   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                              2001                                                2000
                               ------------------------------------------------    ------------------------------------------------
                               First         Second        Third       Fourth       First        Second       Third        Fourth
                               Quarter       Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Changes in fair value of
    trust assets(1) .........  $     926    $     499    $     289    $  (6,791)   $   1,715    $   1,436    $   1,290    $   1,278
Interest income on
   short-term investments ...         49           23           20           17           45           72           65           51
Administrative
expense .....................       (621)        (322)        (309)        (526)        (599)        (647)        (658)        (775)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)(1) ........  $     354    $     200    $      --    $  (7,300)   $   1,161    $     861    $     697    $     554
                               =========    =========    =========    =========    =========    =========    =========    =========

----------

(1) Net of $7 million reduction in value of 67% partnership interest in First City Tower in fourth quarter of 2001.

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

         Richard E. Bean, 58, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity.

         Robert W. Brown, 53, has been President of FCLT Loans Asset Corp. since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and

Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date. Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the Federal bankruptcy laws in December 1994.

         Joe S. Greak, 53, has been Senior Vice President and Tax Director of FirstCity since the Effective Date. Mr. Greak was the Tax Manager of the Debtor from 1993 to the Effective Date.

         R. David Palmer, 59, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York, Fredonia, New York. Mr. Palmer is currently a director of Sensatex, Inc.

         Officers and Others

         Jerry D. Thompson, 46, has been Vice President of FCLT Loans Asset Corp. since February 1997. Prior thereto, Mr. Thompson was Vice President of FCB Real Estate Services, Inc., a subsidiary of the Trust and the Debtor.

         C. Ivan Wilson, 74, was Chairman of the Board and Chief Executive Officer of the Debtor from 1991 until the Effective Date and has been Vice Chairman of the Board of FirstCity since that date.

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

Item 11. Executive Compensation.

         Compensation of the Trustee

         The compensation paid by the Trust to the Trustee consisted of administrative fees aggregating $20,500 in each of 2001, 2000 and 1999. Unless renegotiated, annual administrative fees to be paid to the Trustee shall remain constant.

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

         Compensation of Executive Officers and Others

         Executive officers and others of the Trust received compensation during the last three years as set forth in the following table:

                                               ANNUAL COMPENSATION(1)
         NAME AND                             ------------------------
    PRINCIPAL POSITION            YEAR          SALARY         BONUS
    ------------------            ----        ---------      ---------
Robert W. Brown                   2001        $ 250,000      $ 39,225
-     President of FCLT           2000          250,000       155,040
      Loans Asset Corp.           1999          250,000       385,460

C. Ivan Wilson                    2001        $      --      $ 39,225
-     Vice Chairman of            2000               --       155,040
      FirstCity                   1999               --       385,460

Joe S. Greak                      2001        $      --      $ 19,495
-     Senior Vice President of    2000               --        77,055
      FirstCity                   1999               --       191,577

Jerry D. Thompson                 2001        $ 100,000      $  2,725
-     Vice President of FCLT      2000          100,000        10,770
      Loans Asset Corp.           1999          100,000        36,774

----------

(1) Amounts reported for Mr. Wilson and Mr. Greak relate only to Exhibit O of the Plan.

         Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on dissolution of the Trust. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. Through December 31, 2001, Mr. Brown was paid $1.5 million in performance-oriented bonuses pursuant to Exhibit O to the Plan. The Brown Employment Agreement provides for a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the Class B Certificates and the Class C Certificates. The payment of such conditional bonus to Mr. Brown is to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated for cause by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement.

                  Pursuant to Section 9.8 of the Plan, Mr. Brown (as described in the previous paragraph), along with C. Ivan Wilson, Joe S. Greak, former employees of the Debtor and certain employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. In 2001, bonuses totaling $112,000 ($39,225 to Mr. Brown) were paid pursuant to Exhibit O. In 2000, bonuses totaling $.4 million ($.1 million to Mr. Brown) were paid pursuant to Exhibit O. In 1999, bonuses totaling $1.1 million ($.4 million to Mr. Brown) were paid pursuant to Exhibit O. In 1998, bonuses totaling $2.6 million ($.9 million to Mr. Brown) were paid pursuant to Exhibit O.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

         (b) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of January 31, 2002, by the members of the Portfolio Committee and executive officers. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.

                                               NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                   AND PERCENTAGE OF OUTSTANDING
                                                    CLASS B BENEFICIAL INTERESTS
                                                       AS OF JANUARY 31, 2002
                                               --------------------------------------
                                                    BENEFICIAL         PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                  OWNERSHIP         OF CLASS
                                               -----------------   ------------------
Robert W  Brown ..............................                --                --
Richard E  Bean ..............................            98,100               4.0
Joe S  Greak .................................                --                --
R  David Palmer ..............................                --                --
Jerry D  Thompson ............................               200                 *
C  Ivan Wilson ...............................                --                --

All Portfolio Committee members and
  executive officers as a group (6 persons) ..            98,300               4.0

----------

*  Less than 1%

                                             NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                 AND PERCENTAGE OF OUTSTANDING
                                                 CLASS C BENEFICIAL INTERESTS
                                                    AS OF JANUARY 31, 2002
                                             ---------------------------------------
                                                    BENEFICIAL     PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                  OWNERSHIP      OF CLASS
                                             -----------------   -------------------
Robert W  Brown ...........................                197             *
Richard E  Bean ...........................                 --            --
Joe S  Greak ..............................                 --            --
R  David Palmer ...........................                 --            --
Jerry D  Thompson .........................              1,269             *
C  Ivan Wilson ............................                 15             *

All Portfolio Committee members and
   executive officers as a group
   (6 persons) ............................              1,481             *

----------

*  Less than 1%

         (c) Pursuant to the terms of the Trust Agreement, all of the management and executive authority over the Trust resides in the four-member Portfolio Committee. The Trust has no knowledge of any arrangements which may result in a change of control of the Trust. However, in the event that the position on the Portfolio Committee held by Robert W. Brown is vacated for any reason, the number of Portfolio Committee members will be permanently reduced to three. In such instance, two of the three current remaining members of the Portfolio Committee will be affiliated with FirstCity and, as a result, FirstCity may be deemed to have some control over Portfolio Committee decisions.

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

(b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 2001.

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


                                            STATE STREET BANK AND TRUST COMPANY,
                                            as Trustee



Date:  March 25, 2002                       /s/ Cauna Silva
                                            ------------------------------------
                                            Name: Cauna Silva
                                                 -------------------------------
                                            Title: Vice President
                                                  ------------------------------