Form 10-Q
period 2002-03-31
FIRST CITY LIQUIDATING TRUST
filed 2002-04-25
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2002, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements other than statements of historical fact, are forward-looking statements. These statements are based upon assumptions that are subject to change and other risks. Although the Trust believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2002            2001
                                                                              ----------     ------------
                                                                             (Unaudited)
               Assets, at estimated fair value
               -------------------------------
Cash and cash equivalents ..............................................      $    3,123      $    3,265
Trust assets, net ......................................................          35,383          35,316
                                                                              ----------      ----------
       Total assets ....................................................          38,506          38,581
                                                                              ----------      ----------

               Less liabilities at face or estimated amount
               --------------------------------------------
Payables and accrued liabilities .......................................           1,606           1,681
                                                                              ----------      ----------
       Total liabilities ...............................................           1,606           1,681
                                                                              ----------      ----------
Commitments and contingencies ..........................................              --              --

               Trust net asset value attributable to:
               --------------------------------------
Class "B" Certificate, 2,454,310 units outstanding .....................          36,900          36,900
Class "C" Certificate, 725,729 units outstanding .......................              --              --
                                                                              ----------      ----------
       Total net asset value ...........................................      $   36,900      $   36,900
                                                                              ==========      ==========

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 2002             2001
                                                                              ----------       -----------
Changes in fair value of trust assets ..................................      $      448       $      926
Interest income on short-term investments ..............................              14               49
Administrative expense .................................................            (462)            (621)
                                                                              ----------       ----------
       Net income ......................................................              --              354
                                                                              ----------       ----------
Net asset value, beginning of period ...................................          36,900           46,100
Distributions on Class "B" Certificate .................................              --           (2,454)
                                                                              ----------       ----------
Net asset value, end of period .........................................      $   36,900       $   44,000
                                                                              ==========       ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 2002              2001
                                                                              ----------       -----------
Cash flows from operating activities:
    Net income .........................................................      $       --       $      354
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Changes in fair value of trust assets ...........................            (448)            (926)
       Collections on trust assets, net of advances ....................             381            1,672
       Decrease in payables and accrued liabilities ....................             (75)            (259)
                                                                              ----------       ----------
          Net cash provided by (used in) operating activities ..........            (142)             841
                                                                              ----------       ----------

Cash flows from financing activities:
    Distributions on Class "B" Certificate .............................              --           (2,454)
                                                                              ----------       ----------
          Net cash used in financing activities ........................              --           (2,454)
                                                                              ----------       ----------
    Net decrease in cash and cash equivalents ..........................      $     (142)      $   (1,613)
    Cash and cash equivalents, beginning of period .....................           3,265            3,556
                                                                              ----------       ----------
    Cash and cash equivalents, end of period ...........................      $    3,123       $    1,943
                                                                              ==========       ==========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at March 31, 2002, and its changes in net asset value in liquidation and cash flows for the three month periods ended March 31, 2002 and 2001.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                               March 31,        December 31,
         Estimated Gross Cash Flow by Type of Asset               2002              2001
         ------------------------------------------           ----------        ------------
                                                             (unaudited)
         Borrowers' obligation on outstanding balance of:
             Performing loans ...........................     $    1,800         $    1,867
             Nonperforming loans ........................              9                 32
         Real estate and other assets ...................         38,667             38,651
                                                              ----------         ----------
             Total ......................................         40,476             40,550
                                                              ----------         ----------
             Discount required to reflect trust assets at
                  estimated fair value ..................         (5,093)            (5,234)
                                                              ----------         ----------

         Trust assets, net...............................     $   35,383         $   35,316
                                                              ==========         ==========


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 2002 and December 31, 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

         At March 31, 2002, the partnership interest is valued at $38 million (based on an estimated sale price of $45 million). The consolidated statement of net assets in liquidation has never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $53 million at March 31,
2002) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first quarter of 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $21.39 per unit as of March 31, 2002).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the first quarter of 2002 and 2001 are summarized below (dollars in thousands):

                                                               First Quarter        First Quarter
                                                                   2002                 2001
                                                               -------------        -------------

Changes in fair value of trust assets ......................    $      448           $      926
Interest income on short-term investments ..................            14                   49
Administrative expense .....................................          (462)                (621)
                                                                ----------           ----------
       Net income ..........................................    $       --           $      354
                                                                ==========           ==========

         The estimated fair value of the Trust's assets increased $.4 million in the first quarter of 2002 as compared to $.9 million in the first quarter of 2001. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first quarters of 2002 and 2001 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2002 as compared to 2001 because less excess funds were available.

         Administrative expense totaled $.5 million in the first quarter of 2002 as compared to $.6 million in 2001. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first quarter of 2001 as compared to no bonus paid to such employees in 2002.

         Net collections on Trust assets in the first quarter of 2002 totaled $.4 million as compared to $1.7 million in 2001. The Class B Beneficial Interests were valued at $36.9 million at March 31, 2002.

         Non-cash trust assets at March 31, 2002 and December 31, 2001 were comprised of the following (dollars in thousands):


                                                                 March 31,        December 31,
Estimated Gross Cash Flow by Type of Asset                         2002               2001
------------------------------------------                      ----------        ------------
Borrowers' obligation on outstanding balance of:
    Performing loans .......................................    $    1,800         $    1,867
    Nonperforming loans ....................................             9                 32
Real estate and other assets ...............................        38,667             38,651
                                                                ----------         ----------
    Total ..................................................        40,476             40,550
                                                                ----------         ----------

    Discount required to reflect trust assets at
         estimated fair value ..............................        (5,093)            (5,234)
                                                                ----------         ----------

Trust assets, net ..........................................    $   35,383         $   35,316
                                                                ==========         ==========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 2002 and December 31, 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

         At March 31, 2002, the partnership interest is valued at $38 million (based on an estimated sale price of $45 million). The consolidated statement of net assets in liquidation has never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

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

-------------------------------

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STATE STREET BANK AND TRUST COMPANY,
                                      as Trustee


Date: April 25, 2002                  /s/ Cauna Silva
                                      ------------------------------------------
                                      Name: Cauna Silva
                                           -------------------------------------
                                      Title: Vice President
                                            ------------------------------------