Form 10-Q
period 2002-06-30
FIRST CITY LIQUIDATING TRUST
filed 2002-07-25
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2002, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements, other than statements of historical fact, are forward-looking statements. These statements are based upon assumptions that are subject to change and other risks. Although the Trust believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                            JUNE 30,         DECEMBER 31,
                                                                              2002               2001
                                                                            --------         ------------
                       Assets, at estimated fair value                     (Unaudited)
Cash and cash equivalents................................................   $  3,036         $      3,265
Trust assets, net........................................................     35,470               35,316
                                                                            --------         ------------
       Total assets......................................................     38,506               38,581
                                                                            --------         ------------
               Less liabilities at face or estimated amount
Payables and accrued liabilities.........................................      1,606                1,681
                                                                            --------         ------------
       Total liabilities.................................................      1,606                1,681
                                                                            --------         ------------
Commitments and contingencies............................................          -                    -
               Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding.......................     36,900               36,900
CLass "C" Certificate, 725,729 units outstanding.........................          -                    -
                                                                            --------         ------------
       Total net asset value.............................................   $ 36,900         $     36,900
                                                                            ========         ============

            CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET
                           ASSET VALUE IN LIQUIDATION
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                        THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE  30,
                                                   ----------------------      ----------------------
                                                     2002          2001          2002          2001
                                                   --------      --------      --------      --------
Changes in fair value of trust assets ........     $    336      $    499      $    784      $  1,425
Interest income on short-term investments ....           13            23            27            72
Administrative expense .......................         (349)         (322)         (811)         (943)
                                                   --------      --------      --------      --------
       Net income ............................           --           200            --           554
                                                   --------      --------      --------      --------
Net asset value, beginning of period .........       36,900        44,000        36,900        46,100
Distributions on Class "B" Certificate .......           --            --            --        (2,454)
                                                                 --------      --------      --------
Net asset value, end of period ...............     $ 36,900      $ 44,200      $ 36,900      $ 44,200
                                                   ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------
                                                                        2002            2001
                                                                     ----------      ----------
Cash flows from operating activities:
    Net income .................................................     $       --      $      554
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Changes in fair value of trust assets ...................           (784)         (1,425)
       Collections on trust assets, net of advances ............            630           2,264
       Decrease in payables and accrued liabilities ............            (75)           (306)
                                                                     ----------      ----------
          Net cash provided by (used in) operating activities ..           (229)          1,087
                                                                     ----------      ----------


Cash flows from financing activities:
    Distributions on Class "B" Certificate .....................             --          (2,454)
                                                                     ----------      ----------

       Net cash used in financing activities ...................             --          (2,454)
                                                                     ----------      ----------

    Net decrease in cash and cash equivalents ..................     $     (229)     $   (1,367)
    Cash and cash equivalents, beginning of period .............          3,265           3,556
                                                                     ----------      ----------
    Cash and cash equivalents, end of period ...................     $    3,036      $    2,189
                                                                     ==========      ==========


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at June 30, 2002, its changes in net asset value in liquidation for the three month and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                                        June 30,          December 31,
         Estimated Gross Cash Flow by Type of Asset                       2002                2001
                                                                       -----------        ------------
                                                                       (Unaudited)
         Borrowers' obligation on outstanding balance of:
             Performing loans .............................            $     1,739        $      1,867
             Nonperforming loans ..........................                     16                  32
         Real estate and other assets .....................                 38,611              38,651
                                                                       -----------        ------------
             Total ........................................                 40,366              40,550
                                                                       -----------        ------------

             Discount required to reflect trust assets at
                  estimated fair value ....................                 (4,896)             (5,234)
                                                                       -----------        ------------

         Trust assets, net.................................            $    35,470        $     35,316
                                                                       ===========        ============

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 2002 and December 31, 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         On March 15, 2002, two subsidiaries of the Trust settled all existing litigation with UIDC Management, Inc. ("UIDC") et al. The Trust and UIDC are partners in FC Tower Property Partners, L.P., an entity which owns the First City Tower building in Houston, Texas. The dispute between the parties traces to a "right of first refusal" issue occurring in 1997.

         The settlement allows the Trust to market its interest in the partnership. UIDC will retain its right of first refusal and may exercise that right at a discount from the purchase price. The discount is equal to 50% of the amount by which a third party offer exceeds $31 million. The Trust's share of any sale proceeds would be $31 million plus 50% of the price in excess of $31 million. Further, if the Trust is unsuccessful in (a) obtaining a qualified offer by June 2003 and (b) executing on a sale of the interest by December 2003, its 67% interest in the partnership will be reduced to 45% and UIDC's 33% interest will increase to 55%.

         At June 30, 2002, the partnership interest is valued at $38 million (based on an estimated sale price of $45 million). The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $53 million at June 30, 2002) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first six months of 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $21.72 per unit as of June 30, 2002).

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

(D)      Commitments and Contingencies

         In July 2002, Gordonville Corporation, N.V., New Coronado Investment Corp., N.V. and Corona Investments, N.V., companies which claim to own approximately 46% of the 725,729 Class C Certificates (acquired in various tender offers at prices varying from approximately $1.00 to $1.50) filed a lawsuit against the Trustee and individual members of the Portfolio Committee of the Trust in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (Gordonville Corporation, et al. vs. State Street Bank and Trust Company et al., Case No. 392-39474-HCA-11). The complaint alleges, among other things, that the Trustee and the individual members of the Portfolio Committee breached their fiduciary duties to the Class C Certificate holders in a manner which would prevent the Class C Certificate holders from realizing any value. The complaint seeks $14 million in actual damages, plus punitive damages and attorneys' fees. Management of the Trust and the members of the Portfolio Committee believe that the lawsuit is entirely without merit and intend to vigorously defend against the action.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the second quarter and first six months of 2002 and 2001 are summarized below (dollars in thousands):

                                                          SECOND                    SIX MONTHS
                                                          QUARTER                  ENDED JUNE 30,
                                                  ----------------------      ----------------------
                                                    2002          2001          2002          2001
                                                  --------      --------      --------      --------
Changes in fair value of trust assets .......     $    336      $    499      $    784      $  1,425
Interest income on short-term investments ...           13            23            27            72
Administrative expense ......................         (349)         (322)         (811)         (943)
                                                  --------      --------      --------      --------
       Net income ...........................     $     --      $    200      $     --      $    554
                                                  ========      ========      ========      ========

               SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

         The estimated fair value of the Trust's assets increased $.3 million in the second quarter of 2002 as compared to $.5 million in the second quarter of 2001. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the second quarter of 2002 and 2001 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the second quarter of 2002 as compared to the second quarter of 2001 because of lower money market yields. Administrative expense totaled $.3 million in the second quarter of 2002 and 2001.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         The estimated fair value of the Trust's assets increased $.8 million in the first six months of 2002 as compared to $1.4 million in the first six months of 2001. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first six months of 2002 and 2001 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2002 as compared to 2001 because of lower money market yields.

         Administrative expense totaled $.8 million in the first six months of 2002 as compared to $.9 million in the first six months of 2001. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first six months of 2001 as compared to no bonus paid to such employees in 2002. Professional fees totaled $.3 million in 2002 as compared to $.2 million in 2001.

         Net collections on Trust assets in the first six months of 2002 totaled $.6 million as compared to $2.3 million in 2001. In July 2002, a loan of $1.2 million was paid in full. The Class B Beneficial Interests were valued at $36.9 million at June 30, 2002.

         Non-cash trust assets at June 30, 2002 and December 31, 2001 were comprised of the following (dollars in thousands):

                                                          June 30,     December 31,
Estimated Gross Cash Flow by Type of Asset                  2002          2001
                                                          --------     ------------
Borrowers' obligation on outstanding balance of:
   Performing loans .................................     $  1,739     $      1,867
   Nonperforming loans ..............................           16               32
Real estate and other assets ........................       38,611           38,651
                                                          --------     ------------
   Total ............................................       40,366           40,550
                                                          --------     ------------
   Discount required to reflect Trust assets at
        estimated fair value ........................       (4,896)          (5,234)
                                                          --------     ------------
Trust assets, net ...................................     $ 35,470     $     35,316
                                                          ========     ============

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 2002 and December 31, 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         On March 15, 2002, two subsidiaries of the Trust settled all existing litigation with UIDC Management, Inc. ("UIDC") et al. The Trust and UIDC are partners in FC Tower Property Partners, L.P., an entity which owns the First City Tower building in Houston, Texas. The dispute between the parties traces to a "right of first refusal" issue occurring in 1997.

         The settlement allows the Trust to market its interest in the partnership. UIDC will retain its right of first refusal and may exercise that right at a discount from the purchase price. The discount is equal to 50% of the amount by which a third party offer exceeds $31 million. The Trust's share of any sale proceeds would be $31 million plus 50% of the price in excess of $31 million. Further, if the Trust is unsuccessful in (a) obtaining a qualified offer by June 2003 and (b) executing on a sale of the interest by December 2003, its 67% interest in the partnership will be reduced to 45% and UIDC's 33% interest will increase to 55%.

         At June 30, 2002, the partnership interest is valued at $38 million (based on an estimated sale price of $45 million). The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         In July 2002, Gordonville Corporation, N.V., New Coronado Investment Corp., N.V. and Corona Investments, N.V., companies which claim to own approximately 46% of the 725,729 Class C Certificates (acquired in various tender offers at prices varying from approximately $1.00 to $1.50) filed a lawsuit against the Trustee and individual members of the Portfolio Committee of the Trust in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (Gordonville Corporation, et al. vs. State Street Bank and Trust Company et al., Case No. 392-39474-HCA-11). The complaint alleges, among other things, that the Trustee and the individual members of the Portfolio Committee breached their fiduciary duties to the Class C Certificate holders in a manner which would prevent the Class C Certificate holders from realizing any value. The complaint seeks $14 million in actual damages, plus punitive damages and attorneys' fees. Management of the Trust and the members of the Portfolio Committee believe that the lawsuit is entirely without merit and intend to vigorously defend against the action.

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STATE STREET BANK AND TRUST COMPANY,
                               as Trustee



Date: July 25, 2002            /s/ Cauna Silva
                               -------------------------------------------------
                               Name: Cauna Silva
                                    --------------------------------------------
                               Title: Vice President
                                     -------------------------------------------