Form 10-Q
period 2002-09-30
FIRST CITY LIQUIDATING TRUST
filed 2002-10-23
CIK 1013047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2002, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           2002          2001
                                                           ----          ----
                                                        (Unaudited)
        Assets, at estimated fair value
Cash and cash equivalents                                 $ 4,066       $ 3,265
Trust assets, net                                          34,440        35,316
                                                          -------       -------
    Total assets                                           38,506        38,581
                                                          -------       -------
        Less liabilities at face or estimated amount

Payables and accrued liabilities                            1,606         1,681
                                                          -------       -------
    Total liabilities                                       1,606         1,681
                                                          -------       -------
Commitments and contingencies                                  --            --
        Trust net asset value attributable to:

Class "B" Certificate, 2,454,310 units outstanding         36,900        36,900
Class "C" Certificate, 725,729 units outstanding               --            --
                                                          -------       -------
    Total net asset value                                 $36,900       $36,900
                                                          =======       =======

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                    THREE MONTHS                   NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                 -------------------           -------------------
                                                 2002           2001           2002           2001
                                                 ----           ----           ----           ----
Changes in fair value of trust assets          $    314       $    289       $  1,098       $  1,714
Interest income on short-term investments            16             20             43             92
Administrative expense                             (330)          (309)        (1,141)        (1,252)
                                               --------       --------       --------       --------
    Net income                                       --             --             --            554
                                               --------       --------       --------       --------
Net asset value, beginning of period             36,900         44,200         36,900         46,100
Distributions on Class "B" Certificate               --             --             --         (2,454)
                                               --------       --------       --------       --------
Net asset value, end of period                 $ 36,900       $ 44,200       $ 36,900       $ 44,200
                                               ========       ========       ========       ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                      -------------
                                                                    2002          2001
                                                                  -------       -------
Cash flows from operating activities:
    Net income                                                    $    --       $   554
    Adjustments to reconcile net income to net cash provided
    by operating activities:
        Changes in fair value of trust assets                      (1,098)       (1,714)
        Collections on trust assets, net of advances                1,974         3,214
        Decrease in payables and accrued liabilities                  (75)         (306)
                                                                  -------       -------
            Net cash provided by operating activities                 801         1,748
                                                                  -------       -------

Cash flows from financing activities:
    Distributions on Class "B" Certificate                             --        (2,454)
                                                                  -------       -------

        Net cash used in financing activities                          --        (2,454)
                                                                  -------       -------

    Net increase (decrease) in cash and cash equivalents          $   801       $  (706)
    Cash and cash equivalents, beginning of period                  3,265         3,556
                                                                  -------       -------
    Cash and cash equivalents, end of period                      $ 4,066       $ 2,850
                                                                  =======       =======

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002

(A)   Basis of Presentation

      The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at September 30, 2002, its changes in net asset value in liquidation for the three month and nine month periods ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

      Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(B)   Trust Assets

      Trust assets are comprised of the following (dollars in thousands):

                                                   September 30,   December 31,
Estimated Gross Cash Flow by Type of Asset             2002           2001
------------------------------------------             ----           ----
                                                    (Unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans                                  $    556       $  1,867
    Nonperforming loans                                     16             32
Real estate and other assets                            38,548         38,651
                                                      --------       --------
    Total                                               39,120         40,550
                                                      --------       --------

    Discount required to reflect trust assets at
      estimated fair value                              (4,680)        (5,234)
                                                      --------       --------

Trust assets, net                                     $ 34,440       $ 35,316
                                                      ========       ========

      For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 2002 and December 31, 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

      At September 30, 2002, the partnership interest is valued at $38 million (based on an estimated sale price of $45 million). The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

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

      Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $54 million at September 30, 2002) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In the first nine months of 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor.

      Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $22.08 per unit as of September 30, 2002).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The operations of the Trust for the third quarter and first nine months of 2002 and 2001 are summarized below (dollars in thousands):

                                                                                NINE MONTHS
                                                   THIRD QUARTER            ENDED SEPTEMBER 30,
                                                   -------------            -------------------
                                                2002          2001          2002          2001
                                               -------       -------       -------       -------
Changes in fair value of trust assets          $   314       $   289       $ 1,098       $ 1,714
Interest income on short-term investments           16            20            43            92
Administrative expense                            (330)         (309)       (1,141)       (1,252)
                                               -------       -------       -------       -------
    Net income                                 $    --            $-            $-       $   554
                                               =======       =======       =======       =======

                THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

      The estimated fair value of the Trust's assets increased $.3 million in the third quarter of 2002 and 2001. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the third quarter of 2002 and 2001 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

      Interest income on short-term investments decreased in the third quarter of 2002 as compared to the third quarter of 2001 due to lower money market yields. Administrative expense totaled $.3 million in the third quarter of 2002 and 2001.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      The estimated fair value of the Trust's assets increased $1.1 million in the first nine months of 2002 as compared to $1.7 million in the first nine months of 2001. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first nine months of 2002 and 2001 include
(i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

      Interest income on short-term investments decreased in 2002 as compared to 2001 due to lower money market yields.

      Administrative expense totaled $1.1 million in the first nine months of 2002 as compared to $1.3 million in the first nine months of 2001. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in the first nine months of

2001 as compared to no bonus paid to such employees in 2002. Professional fees totaled $.4 million in 2002 as compared to $.3 million in 2001.

      Net collections on Trust assets in the first nine months of 2002 totaled $2.0 million as compared to $3.2 million in 2001. The Class B Beneficial Interests were valued at $36.9 million at September 30, 2002.

      Non-cash trust assets at September 30, 2002 and December 31, 2001 were comprised of the following (dollars in thousands):

                `                                   September 30,  December 31,
Estimated Gross Cash Flow by Type of Asset              2002           2001
------------------------------------------            --------       --------
Borrowers' obligation on outstanding balance of:
    Performing loans                                  $    556       $  1,867
    Nonperforming loans                                     16             32
Real estate and other assets                            38,548         38,651
                                                      --------       --------
    Total                                               39,120         40,550
                                                      --------       --------
    Discount required to reflect trust assets at
      estimated fair value                              (4,680)        (5,234)
                                                      --------       --------
Trust assets, net                                     $ 34,440       $ 35,316
                                                      ========       ========

      For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 2002 and December 31, 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

      At September 30, 2002, the partnership interest is valued at $38 million (based on an estimated sale price of $45 million). The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

Item 4. Controls and Procedures.

      As of September 30, 2002, management of the Trust performed an evaluation of disclosure controls and procedures. Based on that evaluation, management of the Trust concluded that the disclosure controls and procedures of the Trust were effective. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

      (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended September 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STATE STREET BANK AND TRUST COMPANY,
                                        as Trustee

Date: October 23, 2002                  /s/ Cauna Silva
                                        ----------------------------------------
                                        Name: Cauna Silva
                                             -----------------------------------
                                        Title: Assistant Vice President
                                              ----------------------------------


                                 CERTIFICATIONS

I, Robert W. Brown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FirstCity Liquidating Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

                                          /s/ Robert W. Brown
                                          ---------------------------
                                          Robert W. Brown
                                          Principal Executive Officer


I, Stephen J. Barta, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FirstCity Liquidating Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

                                          /s/ Stephen J. Barta
                                          ----------------------------
                                          Stephen J. Barta
                                          Principal Financial Officer