Form 10-K
period 2002-12-31
FIRST CITY LIQUIDATING TRUST
filed 2003-03-27
CIK 1013047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

    For annual and transition reports pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-20677

                           FIRSTCITY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

                 Texas                                   06-6414468
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 1001 Fannin, Suite 1070, Houston, Texas                    77002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b- 2).

Yes [ ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2003 there were 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests outstanding.

Documents incorporated by reference: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements other than statements of historical fact, are forward-looking statements. When used in this Form 10-K, words such as "will", "would", "should", "plans", "may", "anticipate", "believe", "estimate", "expect", "intend", "predict", "project" and similar expressions, as they relate to the Trust or Trust management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Trust management as well as information currently available to the Trust and assumptions made by Trust management that are subject to changes and other risks. Although the Trust believes that the expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      The Trust has not and, pursuant to the Liquidating Trust Agreement dated as of July 3, 1995 by and between First City Bancorporation of Texas, Inc. and U.S. Bank National Association, successor to State Street Bank and Trust Company, Fleet National Bank and Shawmut Bank Connecticut, National Association, as Trustee (the "Trust Agreement"), may not engage in the conduct of a trade or business apart from the liquidation of Trust assets and the winding up of the affairs of the Debtor and its subsidiaries. Pursuant to Article VIII of the Trust Agreement, the Trust shall terminate upon the date which is three (3) years and six (6) months after the Effective Date; provided, however, that at least six (6) months prior to such termination, the Portfolio Committee (as defined herein) may, with the approval of the Bankruptcy Court, extend the term of the Trust if necessary to the liquidating purpose thereof. Multiple extensions, if approved by the Bankruptcy Court, are permissible, although the aggregate of all such extensions shall not exceed five (5) years so that, in any event, the Trust shall terminate no later than eight (8) years and six (6) months after the Effective Date. In June 2001, the Bankruptcy Court extended the life of the Trust to January 3, 2004.

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

Item 3. Legal Proceedings.

      In July 2002, Gordonville Corporation, N.V., New Coronado Investment Corp., N.V. and Corona Investments, N.V., companies which claim to own approximately 46% of the 725,729 Class C Certificates (acquired in various tender offers at prices varying from approximately $1.00 to $1.50) filed a lawsuit against the Trustee and individual members of the Portfolio Committee of the Trust in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (Gordonville Corporation, et al. vs. State Street Bank and Trust Company et al., Case No. 392-39474-HCA-11). The complaint alleges, among other things, that the Trustee and the individual members of the Portfolio Committee breached their fiduciary duties to the Class C Certificate holders in a manner which would prevent the Class C Certificate holders from realizing any value. The complaint seeks $14 million in actual damages, plus punitive damages and attorneys' fees. Management of the Trust and the members of the Portfolio Committee believe that the lawsuit is entirely without merit and intend to vigorously defend against the action. In November 2002, the Bankruptcy Court granted the Trust's motion to dismiss the lawsuit without prejudice. In February 2003, the lawsuit was re-filed in the District Court of Harris County, Texas.

      The Trust is involved in various other legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

               As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

                                     Part II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

      The Class A Certificate was held by FirstCity. Through December 31, 1997, the Trust had distributed $188 million to FirstCity as the sole Class A Certificate holder, retiring the Class A Certificate in full.

      The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 2002, was 55 and 810, respectively. High and low trade prices as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:

                                                            Class B Beneficial Interests
                                     -------------------------------------------------------------------------------
                                                      2002                                   2001
                                     -------------------------------------- ----------------------------------------
                                          Market Price            Cash          Market Price               Cash
                                     ---------------------    Distributions ---------------------      Distributions
Quarter Ended                           High        Low           Paid        High         Low             Paid
-------------                        ---------   ---------   -------------- ---------   ---------         -------
March 31 ........................    $   13.80   $   12.50   $    --        $   15.00   $   12.00          $1.00
June 30 .........................        14.50       13.70        --            15.00       12.00            --
September 30 ....................        14.20       13.80        --            14.00       11.00            --
December 31 .....................        14.30       13.90        --            13.75       11.25            --

                                                       Class C Beneficial Interests
                                        ------------------------------------------------------------
                                                   2002                            2001
                                        --------------------------        --------------------------
                                               Market Price                      Market Price
                                        --------------------------        --------------------------
Quarter Ended                             High              Low             High              Low
-------------                           --------          --------        --------          --------
March 31 .............................. $   1.55          $   1.28        $   2.00          $    .71
June 30 ...............................     1.35               .01            2.40               .60
September 30 ..........................      .05               .01            2.40              1.40
December 31 ...........................      .10               .05            1.50              1.40

      No distributions were made to Class B or Class C Certificate holders through December 31, 1997. In 1998, $67.5 million, or $27.50 per Class B Certificate, was distributed to Class B Certificate holders. In 1999, $23.3 million, or $9.50 per Class B Certificate, was distributed to Class B Certificate holders. In 2000, $9.8 million, or $4.00 per Class B Certificate, was distributed to Class B Certificate holders. In 2001, $2.5 million, or $1.00 per Class B Certificate, was distributed. In 2002, no distributions were made.

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

      Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $55 million at December 31, 2002) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders.

      Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $22.43 per unit as of December 31, 2002).

Item 6. Selected Financial Data.

                                                                            Year Ended December 31,
                                                       -----------------------------------------------------------
(Dollars in thousands)                                   2002          2001          2000       1999        1998
                                                       --------      --------      -------     -------     -------
Income (loss)(1) ....................................  $ (5,293)     $ (4,968)     $ 5,952     $24,323     $38,534
Expenses ............................................     1,507         1,778        2,679       3,844       6,859
Net income (loss)(1) ................................    (6,800)       (6,746)       3,273      20,479      31,675
Distributions on Class "B" Certificate ..............      --           2,454        9,817      23,316      67,494

At year end:
            Total assets ............................    31,631        38,581       48,028      54,421      57,489
            Class "B" Certificate ...................    30,100        36,900       46,100      52,400      55,300

---------------
(1) Net of $7 million and $7 million, respectively, reduction in value of 67% partnership interest in First City Tower in 2002 and 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The operations of the Trust are summarized below:

                                                                           Year Ended December 31,
                                                                 -----------------------------------------
(Dollars in thousands)                                             2002             2001             2000
                                                                 -------          -------          -------
Changes in fair value of trust assets ......................     $(5,350)         $(5,077)         $ 5,719
Interest income on short-term investments ..................          57              109              233
Administrative expense .....................................      (1,507)          (1,778)          (2,679)
                                                                 -------          -------          -------
            Net income (loss) ..............................     $(6,800)         $(6,746)         $ 3,273
                                                                 =======          =======          =======

                              2002 COMPARED TO 2001

        The estimated fair value of the Trust's assets decreased $5.4 million in 2002 compared to $5.1 million in 2001. The 2002 decrease was attributable to a $7 million reduction in value of the 67% partnership interest in First City Tower. Offsetting factors which contributed to the enhancement of the net asset value of the Trust's assets in 2002 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and
(ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

        Interest income on short-term investments decreased in 2002 as compared to 2001 due to lower money market yields.

        Administrative expense totaled $1.5 million in 2002 as compared to $1.8 million in 2001. A $112,000 bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in 2001 as compared to no bonus paid to such employees in 2002. Professional fees totaled $.5 million in 2002 as compared to $.6 million in 2001.

        Net collections on Trust assets in 2002 totaled $2.5 million as compared to $4.1 million in 2001. The Class B Beneficial Interests were valued at $30.1 million at December 31, 2002.

        Non-cash trust assets at December 31, 2002 and 2001 were comprised of the following (dollars in thousands):

                                                                        December 31,
                                                                --------------------------------
Estimated Gross Cash Flow by Type of Asset                        2002                    2001
------------------------------------------                      -------                 --------
Borrowers' obligation on outstanding balance of:
   Performing loans .....................................       $   438                 $  1,867
   Nonperforming loans ..................................             6                       32
Real estate and other assets ............................        31,616                   38,651
                                                                -------                 --------
   Total ................................................        32,060                   40,550
                                                                -------                 --------
   Discount required to reflect trust assets at
        estimated fair value ............................        (4,655)                  (5,234)
                                                                -------                 --------
Trust assets, net .......................................       $27,405                 $ 35,316
                                                                =======                 ========

        For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2002 and 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

        The Trust is currently in negotiations with potential buyers. As a result of the deteriorating commercial real estate market in Houston, at December 31, 2002, the value of the partnership interest was adjusted to $31 million from $38 million at September 30, 2002. The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

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

Item 8. Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                                  DECEMBER 31,
                                                                         ------------------------------
                                                                           2002                   2001
                                                                         -------                -------
             Assets, at estimated fair value
Cash and cash equivalents ..........................................     $ 4,226                $ 3,265
Trust assets, net ..................................................      27,405                 35,316
                                                                         -------                -------
      Total assets .................................................      31,631                 38,581
                                                                         -------                -------

             Less liabilities at face or estimated amount
Payables and accrued liabilities ...................................       1,531                  1,681
                                                                         -------                -------
      Total liabilities ............................................       1,531                  1,681
                                                                         -------                -------
Commitments and contingencies ......................................        --                     --

             Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding .................      30,100                 36,900
Class "C" Certificate, 725,729 units outstanding ...................        --                     --
                                                                         -------                -------
      Total net asset value ........................................     $30,100                $36,900
                                                                         =======                =======

See accompanying notes to consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                   CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                       2002               2001               2000
                                                     --------           --------           --------
Changes in fair value of trust assets .............  $ (5,350)          $ (5,077)          $  5,719
Interest income on short-term investments .........        57                109                233

Administrative expense ............................    (1,507)            (1,778)            (2,679)
                                                     --------           --------           --------
      Net income (loss) ...........................    (6,800)            (6,746)             3,273
                                                     --------           --------           --------
Net asset value, beginning of period ..............    36,900             46,100             52,400
Distributions on Class "B" Certificate ............      --               (2,454)            (9,830)
Eliminate liability for distributions on
   unsurrendered Class "B" Certificates ...........      --                 --                  257
                                                     --------           --------           --------
Net asset value, end of period ....................  $ 30,100           $ 36,900           $ 46,100
                                                     ========           ========           ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER  31,
                                                                         --------------------------------------------
                                                                          2002              2001               2000
                                                                         -------           -------           --------
Cash flows from operating activities:
   Net income (loss) ...............................................     $(6,800)          $(6,746)          $  3,273
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Changes in fair value of trust assets ........................       5,350             5,077             (5,719)
      Collections on trust assets, net of advances .................       2,456             4,063             10,382
      Increase (decrease) in payables and accrued liabilities ......         (45)             (231)               166
                                                                         -------           -------           --------
        Net cash provided by operating activities ..................         961             2,163              8,102
                                                                         -------           -------           --------
Cash flows from financing activities:
   Distributions on Class "B" Certificate ..........................        --              (2,454)            (9,817)
                                                                         -------           -------           --------
        Net cash used in financing activities ......................        --              (2,454)            (9,817)
                                                                         -------           -------           --------
   Net increase (decrease) in cash and cash equivalents ............     $   961           $  (291)          $ (1,715)
   Cash and cash equivalents, beginning of period ..................       3,265             3,556              5,271
                                                                         -------           -------           --------
   Cash and cash equivalents, end of period ........................     $ 4,226           $ 3,265           $  3,556
                                                                         =======           =======           ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000

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

               Cash and cash equivalents..................     $135,360
               Trust assets ..............................       61,514
               Estimated claims and accrued liabilities...      (14,002)
                                                               --------
                                                               $182,872
                                                               ========

        In connection with the sale of the Debtor's banks by the FDIC to third-party acquirers (the "Loss- Sharing Banks"), the FDIC guaranteed certain recoveries on loans acquired by the Loss-Sharing Banks. (These agreements are referred to as "Loss-Sharing Agreements".) On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets (the "Loss-Sharing Settlement") for approximately $206 million from the Loss-Sharing Banks. With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements.

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

        (3)    Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

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

        (6)    Use of Estimates

        Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets aprepare theses to consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


(B)     Trust Assets

        Trust assets are comprised of the following:

           (Dollars in thousands)
                                                                            December 31,
                                                                      --------------------------
           Estimated Gross Cash Flow by Type of Asset                   2002              2001
           ------------------------------------------                 --------          --------
           Borrowers' obligation on outstanding balance of:
              Performing loans ...................................    $    438          $  1,867
              Nonperforming loans ................................           6                32
           Real estate and other assets ..........................      31,616            38,651
                                                                      --------          --------
              Total ..............................................      32,060            40,550
                                                                      --------          --------
              Discount required to reflect trust assets at
                   estimated fair value ..........................      (4,655)           (5,234)
                                                                      --------          --------
           Trust assets, net .....................................    $ 27,405          $ 35,316
                                                                      ========          ========

        For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2002 and 2001, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


        The Trust is currently in negotiations with potential buyers. As a result of the deteriorating commercial real estate market in Houston, at December 31, 2002, the value of the partnership interest was adjusted to $31 million from $38 million at September 30, 2002. The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

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

        Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $55 million at December 31, 2002) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor. In 2000, $9.8 million, or $4.00 per Certificate, was distributed to Class B Certificate holders and a $.4 million bonus was paid to certain former employees of the Debtor. In 1999, $23.3 million, or $9.50 per Certificate, was distributed to Class B Certificate holders and a $1.1 million bonus was paid to certain former employees of the Debtor. In 1998, $67.5 million, or $27.50 per Certificate, was distributed to Class B Certificate holders and a $2.6 million bonus was paid to certain former employees of the Debtor.

        Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $22.43 per unit as of December 31, 2002).

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

(D)     Commitments and Contingencies

        In July 2002, Gordonville Corporation, N.V., New Coronado Investment Corp., N.V. and Corona Investments, N.V., companies which claim to own approximately 46% of the 725,729 Class C Certificates (acquired in various tender offers at prices varying from approximately $1.00 to $1.50) filed a lawsuit against the Trustee and individual members of the Portfolio Committee of the Trust in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (Gordonville Corporation, et al. vs. State Street Bank and Trust Company et al., Case No. 392-39474-HCA-11). The complaint alleges, among other things, that the Trustee and the individual members of the Portfolio Committee breached their fiduciary duties to the Class C Certificate holders in a manner which would prevent the Class C Certificate holders from realizing any value. The complaint seeks $14 million in actual damages, plus punitive damages and attorneys' fees. Management of the Trust and the members of the Portfolio Committee believe that the lawsuit is entirely without merit and intend to vigorously defend against the action. In November 2002, the Bankruptcy Court granted the Trust's motion to dismiss the lawsuit without prejudice. In February 2003, the lawsuit was re-filed in the District Court of Harris County, Texas.

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

                          INDEPENDENT AUDITORS' REPORT

The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

        We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries (the "Trust") as of December 31, 2002 and 2001, and the related consolidated statements of operations and changes in net asset value in liquidation, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and changes in net asset value in liquidation and cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Houston, Texas
January 24, 2003

                           FIRSTCITY LIQUIDATING TRUST
                   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                  2002                                        2001
                                -----------------------------------------    ------------------------------------------
                                 First      Second     Third      Fourth      First      Second     Third       Fourth
                                Quarter     Quarter   Quarter     Quarter    Quarter     Quarter   Quarter      Quarter
                                --------   --------    ------      ------    --------    -------    ------      -------
Changes in fair value of
  trust assets(1) ...........    $ 448      $ 336      $ 314      $(6,448)     $ 926      $ 499      $ 289      $(6,791)
Interest income on
  short-term investments ....       14         13         16           14         49         23         20           17
Administrative expense ......     (462)      (349)      (330)        (366)      (621)      (322)      (309)        (526)
                                 -----      -----      -----      -------      -----      -----      -----      -------
Net income (loss)(1) ........    $  --      $  --      $  --      $(6,800)     $ 354      $ 200      $  --      $(7,300)
                                 =====      =====      =====      =======      =====      =====      =====      =======

------------
(1) Net of $7 million and $7 million, respectively, reduction in value of 67% partnership interest in First City Tower in fourth quarter of 2002 and 2001.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

         Role of the Portfolio Committee

         Pursuant to Article IV of the Trust Agreement, except where expressly limited by the terms of the Trust Agreement, all of the management and executive authority over the Trust resides in the four- member Portfolio Committee (subject to increase and reduction). The Trust Agreement provides that such four members are initially Rick R. Hagelstein (the "Chief Credit Officer Member Position"), Robert W. Brown (the "Robert W. Brown Member Position"), and Richard
E. Bean and R. David Palmer, as the two members designated by the Equity Committee (the "Equity Committee Member Positions"). All have been members of the Portfolio Committee since the Effective Date. Mr. Hagelstein resigned in the second quarter of 1998 and Joe S. Greak was appointed to replace Mr. Hagelstein. Background information and the employment histories of Messrs. Bean, Brown, Greak and Palmer are set forth below.

         Richard E. Bean, 59, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity.

         Robert W. Brown, 54, has been President of FCLT Loans Asset Corp. since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date. Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the federal bankruptcy laws in December 1994.

         Joe S. Greak, 54, has been Senior Vice President and Tax Director of FirstCity since the Effective Date. Mr. Greak was the Tax Manager of the Debtor from 1993 to the Effective Date.

         R. David Palmer, 60, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York, Fredonia, New York. Mr. Palmer is currently a director of Sensatex, Inc.

         Officers and Others

         Jerry D. Thompson, 47, has been Vice President of FCLT Loans Asset Corp. since February 1997. Prior thereto, Mr. Thompson was Vice President of FCB Real Estate Services, Inc., a subsidiary of the Trust and the Debtor.

         C. Ivan Wilson, 75, was Chairman of the Board and Chief Executive Officer of the Debtor from 1991 until the Effective Date and has been Vice Chairman of the Board of FirstCity since that date.

         Role of the Trustee

         Although all of the management and executive authority over the Trust resides in the Trustee, the Trustee functions as a directed Trustee under the sole and absolute discretion of the Portfolio Committee and may not exercise discretion in the management and conduct of the liquidation of the Trust assets. The Trustee has no authority or right to refuse to act when so ordered or directed to do so by the Portfolio Committee. The Trustee is U.S. Bank National Association, formerly State Street Bank and Trust Company, Fleet National Bank and Shawmut Bank Connecticut, N.A. There have been no changes in the Trustee through the date of this Form 10-K.

Item 11. Executive Compensation.

         Compensation of the Trustee

         The compensation paid by the Trust to the Trustee consisted of administrative fees aggregating $20,500 in each of 2002, 2001 and 2000. Unless renegotiated, annual administrative fees to be paid to the Trustee shall remain constant.

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

         Compensation of Executive Officers and Others

         Executive officers and others of the Trust received compensation during the last three years as set forth in the following table:

                                                        ANNUAL COMPENSATION(1)
                  NAME AND                            --------------------------
            PRINCIPAL POSITION        YEAR            SALARY               BONUS
            ------------------        ----            ------               -----
         Robert W. Brown              2002         $  250,000            $     -
           - President of FCLT        2001            250,000              39,225
             Loans Asset Corp.        2000            250,000             155,040

         C. Ivan Wilson               2002         $     -               $     -
           - Vice Chairman of         2001               -                 39,225
             FirstCity                2000               -                155,040

         Joe S. Greak                 2002         $     -               $     -
           - Senior Vice President    2001               -                 19,495
             of FirstCity             2000               -                 77,055

         Jerry D. Thompson            2002         $  100,000            $     -
           - Vice President of FCLT   2001            100,000               2,725
             Loans Asset Corp.        2000            100,000              10,770

------------
(1) Amounts reported for Mr. Wilson and Mr. Greak relate only to Exhibit O of the Plan.

         Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on dissolution of the Trust. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. Through December 31, 2002,
Mr. Brown was paid $1.5 million in performance-oriented bonuses pursuant to Exhibit O to the Plan. The Brown Employment Agreement provides for a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the Class B Certificates and the Class C Certificates. The payment of such conditional bonus to Mr. Brown is to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated for cause by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement.

         Pursuant to Section 9.8 of the Plan, Mr. Brown (as described in the previous paragraph), along with C. Ivan Wilson, Joe S. Greak, former employees of the Debtor and certain employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. No bonuses were paid in 2002. In 2001, bonuses totaling $112,000 ($39,225 to Mr. Brown) were paid pursuant to Exhibit O. In 2000, bonuses totaling $.4 million ($.1 million to Mr. Brown) were paid pursuant to Exhibit O. In 1999, bonuses totaling $1.1 million ($.4 million to Mr. Brown) were paid pursuant to Exhibit O. In 1998, bonuses totaling $2.6 million ($.9 million to Mr. Brown) were paid pursuant to Exhibit O.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

         (b) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of January 31, 2003, by the members of the Portfolio Committee and executive officers. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.

                                                    NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                         AND PERCENTAGE OF OUTSTANDING
                                                         CLASS B BENEFICIAL INTERESTS
                                                            AS OF JANUARY 31, 2003
                                                    --------------------------------------
                                                           BENEFICIAL     PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                          OWNERSHIP     OF CLASS
----------------------------------                          ---------     --------
Robert W. Brown .....................................             --          --
Richard E. Bean .....................................         98,100         4.0
Joe S. Greak ........................................             --          --
R. David Palmer .....................................             --          --
Jerry D. Thompson ...................................            200           *
C. Ivan Wilson ......................................             --          --

All Portfolio Committee members and
  executive officers as a group (6 persons) .........         98,300         4.0

-----------
*  Less than 1%

                                                    NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                         AND PERCENTAGE OF OUTSTANDING
                                                         CLASS C BENEFICIAL INTERESTS
                                                            AS OF JANUARY 31, 2003
                                                    --------------------------------------
                                                           BENEFICIAL     PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                          OWNERSHIP     OF CLASS
----------------------------------                          ---------     --------
Robert W. Brown .....................................            197           *
Richard E. Bean .....................................             --          --
Joe S. Greak ........................................             --          --
R. David Palmer .....................................             --          --
Jerry D. Thompson ...................................          1,269           *
C. Ivan Wilson ......................................             15           *

All Portfolio Committee members and
  executive officers as a group (6 persons) .........          1,481           *

-----------
*  Less than 1%


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

Item 13. Certain Relationships and Related Transactions.

         None.

Item 14. Controls and Procedures.

         As of December 31, 2002, management of the Trust performed an evaluation of disclosure controls and procedures. Based on that evaluation, management of the Trust concluded that the disclosure controls and procedures of the Trust were effective. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     Part IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

         2.2(5) Order To Extend Term of FirstCity Liquidating Trust, dated June
                11, 2001.

         3.1(1) The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and Shawmut
                Bank Connecticut, National Association (subsequently Fleet
                National Bank, State Street Bank and Trust Company, now U.S.
                Bank National Association), as Trustee.

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

        99.1    Principal Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Principal Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        --------------------
        (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

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


    (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. BANK NATIONAL ASSOCIATION,
                                    as Trustee

Date:  March 27, 2003               /s/ Cauna Silva
                                    -------------------------------
                                    Name: Cauna Silva
                                    Title: Vice President


                                 CERTIFICATIONS

I, Robert W. Brown, Principal Executive Officer of FirstCity Liquidating Trust, certify that:

1.    I have reviewed this annual report on Form 10-K of FirstCity Liquidating
      Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003

                                                   /s/ Robert W. Brown
                                                   ---------------------------
                                                   Robert W. Brown
                                                   Principal Executive Officer



I, Stephen J. Barta, Principal Financial Officer of FirstCity Liquidating Trust, certify that:

1.    I have reviewed this annual report on Form 10-K of FirstCity Liquidating
      Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003

                                                   /s/ Stephen J. Barta
                                                   ----------------------------
                                                   Stephen J. Barta
                                                   Principal Financial Officer

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

         2.2(5) Order To Extend Term of FirstCity Liquidating Trust, dated June
                11, 2001.

         3.1(1) The Liquidating Trust Agreement, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and Shawmut
                Bank Connecticut, National Association (subsequently Fleet
                National Bank, State Street Bank and Trust Company, now U.S.
                Bank National Association), as Trustee.

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

        99.1    Principal Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Principal Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        --------------------
        (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

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