Form 10-Q
period 2003-03-31
FIRST CITY LIQUIDATING TRUST
filed 2003-05-07
CIK 1013047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2003, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements other than statements of historical fact, are forward-looking statements. When used in this Form 10-Q, words such as "will", "would", "should", "plans", "may", "anticipate", "believe", "estimate", "expect", "intend", "predict", "project" and similar expressions, as they relate to the Trust or Trust management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Trust management as well as information currently available to the Trust and assumptions made by Trust management that are subject to changes and other risks. Although the Trust believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. All subsequent written and oral forward-looking statements attributable to the Trust or individuals acting on behalf of the Trust are expressly qualified in their entirety by this paragraph. The Trust does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2003            2002
                                                                     ------------    ------------
                                                                      (Unaudited)
               Assets, at estimated fair value
Cash and cash equivalents .......................................    $      4,024    $      4,226
Trust assets, net ...............................................          25,526          27,405
                                                                     ------------    ------------
       Total assets .............................................          29,550          31,631
                                                                     ------------    ------------
               Less liabilities at face or estimated amount

Payables and accrued liabilities ................................           1,450           1,531
                                                                     ------------    ------------
       Total liabilities ........................................           1,450           1,531
                                                                     ------------    ------------
Commitments and contingencies ...................................              --              --
               Trust net asset value attributable to:

Class "B" Certificate, 2,454,310 units outstanding ..............          28,100          30,100
Class "C" Certificate, 725,729 units outstanding ................              --              --
                                                                     ------------    ------------
       Total net asset value ....................................    $     28,100    $     30,100
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                              2003                2002
                                                                            --------            --------
Changes in fair value of trust assets ..................................    $ (1,679)           $    448
Interest income on short-term investments ..............................          11                  14
Administrative expense .................................................        (332)               (462)
                                                                            --------            --------
       Net income (loss) ...............................................      (2,000)                 --
                                                                            --------            --------
Net asset value, beginning of period ...................................      30,100              36,900
                                                                            --------            --------
Net asset value, end of period .........................................    $ 28,100            $ 36,900
                                                                            ========            ========


See accompanying notes to consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                              2003                2002
                                                                            --------            --------
Cash flows from operating activities:
    Net income (loss) ..................................................    $ (2,000)           $     --
    Adjustments to reconcile net income (loss)  to net cash used in operating activities:
       Changes in fair value of trust assets ...........................       1,679                (448)
       Collections on trust assets, net of advances ....................         149                 381
       Decrease in payables and accrued liabilities ....................         (30)                (75)
                                                                            --------            --------
          Net cash used in operating activities ........................        (202)               (142)
                                                                            --------            --------
    Net decrease in cash and cash equivalents ..........................    $   (202)           $   (142)
    Cash and cash equivalents, beginning of period .....................       4,226               3,265
                                                                            --------            --------
    Cash and cash equivalents, end of period ...........................    $  4,024            $  3,123
                                                                            ========            ========


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003


(A) Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at March 31, 2003, and its changes in net asset value in liquidation and cash flows for the three month periods ended March 31, 2003 and 2002.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(B) Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                           March 31,      December 31,
Estimated Gross Cash Flow by Type of Asset                   2003             2002
------------------------------------------               ------------     ------------
                                                          (unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ................................    $        409     $        438
    Nonperforming loans .............................               6                6
Real estate and other assets ........................          29,490           31,616
                                                         ------------     ------------
    Total ...........................................          29,905           32,060
                                                         ------------     ------------
    Discount required to reflect trust assets at
         estimated fair value .......................          (4,379)          (4,655)
                                                         ------------     ------------
Trust assets, net ...................................    $     25,526     $     27,405
                                                         ============     ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 2003 and December 31, 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003


         On March 15, 2002, two subsidiaries of the Trust settled all existing litigation with UIDC Management, Inc. ("UIDC") et al. The Trust and UIDC are partners in FC Tower Property Partners, L.P., an entity which owns the First City Tower building in Houston, Texas. The dispute between the parties traces to a "right of first refusal" issue occurring in 1997.

         The settlement allows the Trust to market its interest in the partnership. UIDC will retain its right of first refusal and may exercise that right at a discount from the purchase price. The discount is equal to 50% of the amount by which a third party offer might exceed $31 million. The Trust's share of any sale proceeds would be $31 million plus 50% of the price in excess of $31 million. Further, if the Trust is unsuccessful in (a) obtaining a qualified offer by June 2003 and (b) executing on a sale of the interest by December 2003, its 67% interest in the partnership will be reduced to 45% and UIDC's 33% interest will increase to 55%.

         In April 2003, the Trust entered into an agreement to sell the partnership interest to a third party for $29 million. Before a sale of the interest to a third party can proceed, UIDC has a right of first refusal to match the offered price and purchase the 67% interest. Management of the Trust made official notification of the $29 million offer to UIDC, which has until May 30, 2003 to exercise its right of first refusal. If UIDC exercises its right of first refusal, it has ninety days to complete the purchase. If UIDC does not exercise its right of first refusal, the sale to the third party may proceed. The agreement with the third party specifies a closing date of June 18, 2003.

         The value of the partnership interest was adjusted to $29 million at March 31, 2003 from $31 million at December 31, 2002. The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $56 million at March 31,
2003) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003


B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $22.78 per unit as of March 31, 2003).

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

(D) Commitments and Contingencies

         In July 2002, Gordonville Corporation, N.V., New Coronado Investment Corp., N.V. and Corona Investments, N.V., companies which claim to own approximately 46% of the 725,729 Class C Certificates (acquired in various tender offers at prices varying from approximately $1.00 to $1.50) filed a lawsuit against the Trustee and individual members of the Portfolio Committee of the Trust in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (Gordonville Corporation, et al. Vs. State Street Bank and Trust Company et al., Case No. 392-39474-HCA-11). The complaint alleges, among other things, that the Trustee and the individual members of the Portfolio Committee breached their fiduciary duties to the Class C Certificate holders in a manner which would prevent the Class C Certificate holders from realizing any value. The complaint seeks $14 million in actual damages, plus punitive damages and attorneys' fees. Management of the Trust and the members of the Portfolio Committee believe that the lawsuit is entirely without merit and intend to vigorously defend against the action. In November 2002, the Bankruptcy Court granted the Trust's motion to dismiss the lawsuit without prejudice. In February 2003, the lawsuit was re- filed in the District Court of Harris County, Texas.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003


the past obligations of the Debtor's banks, such payments will have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the first quarter of 2003 and 2002 are summarized below (dollars in thousands):

                                                   First Quarter    First Quarter
                                                        2003            2002
                                                   -------------    -------------
Changes in fair value of trust assets .........    $      (1,679)   $         448
Interest income on short-term investments .....               11               14
Administrative expense ........................             (332)            (462)
                                                   -------------    -------------
       Net income (loss) .......................   $      (2,000)   $          --
                                                   =============    =============

         The estimated fair value of the Trust's assets decreased $1.7 million in the first quarter of 2003 as compared to an increase of $.4 million in the first quarter of 2002. The 2003 decrease was attributable to a $2 million reduction in the value of the 67% partnership interest in First City Tower. Offsetting factors which contributed to the enhancement of the net asset value of the Trust's assets in the first quarters of 2003 and 2002 include: (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2003 as compared to 2002 due to lower money market yields.

         Administrative expense totaled $.3 million in the first quarter of 2003 as compared to $.5 million in 2002. Professional fees totaled $.1 million in 2003 as compared to $.2 million in 2002.

         Net collections on Trust assets in the first quarter of 2003 totaled $.1 million as compared to $.4 million in 2002. The Class B Beneficial Interests were valued at $28.1 million at March 31, 2003.

         Non-cash trust assets at March 31, 2003 and December 31, 2002 were comprised of the following (dollars in thousands):

                                                          March 31,      December 31,
Estimated Gross Cash Flow by Type of Asset                   2003            2002
------------------------------------------              ------------     ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ...............................    $        409     $        438
    Nonperforming loans ............................               6                6
Real estate and other assets .......................          29,490           31,616
                                                        ------------     ------------
    Total ..........................................          29,905           32,060
                                                        ------------     ------------
    Discount required to reflect trust assets at
         estimated fair value ......................          (4,379)          (4,655)
                                                        ------------     ------------
Trust assets, net ..................................    $     25,526     $     27,405
                                                        ============     ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At March 31, 2003 and December 31, 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         On March 15, 2002, two subsidiaries of the Trust settled all existing litigation with UIDC Management, Inc. ("UIDC") et al. The Trust and UIDC are partners in FC Tower Property Partners, L.P., an entity which owns the First City Tower building in Houston, Texas. The dispute between the parties traces to a "right of first refusal" issue occurring in 1997.

         The settlement allows the Trust to market its interest in the partnership. UIDC will retain its right of first refusal and may exercise that right at a discount from the purchase price. The discount is equal to 50% of the amount by which a third party offer might exceed $31 million. The Trust's share of any sale proceeds would be $31 million plus 50% of the price in excess of $31 million. Further, if the Trust is unsuccessful in (a) obtaining a qualified offer by June 2003 and (b) executing on a sale of the interest by December 2003, its 67% interest in the partnership will be reduced to 45% and UIDC's 33% interest will increase to 55%.

         In April 2003, the Trust entered into an agreement to sell the partnership interest to a third party for $29 million. Before a sale of the interest to a third party can proceed, UIDC has a right of first refusal to match the offered price and purchase the 67% interest. Management of the Trust made official notification of the $29 million offer to UIDC, which has until May 30, 2003 to exercise its right of first refusal. If UIDC exercises its right of first refusal, it has ninety days to complete the purchase. If UIDC does not exercise its right of first refusal, the sale to the third party may proceed. The agreement with the third party specifies a closing date of June 18, 2003.

         The value of the partnership interest was adjusted to $29 million at March 31, 2003 from $31 million at December 31, 2002. The consolidated statements of net assets in liquidation have never reflected any value for the Class C Certificates, and it is highly unlikely that the Class C Certificates will have any value.

Item 4. Controls and Procedures.

         As of March 31, 2003, management of the Trust performed an evaluation of disclosure controls and procedures. Based on that evaluation, management of the Trust concluded that the disclosure controls and procedures of the Trust were effective. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

---------

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

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 U.S. BANK NATIONAL ASSOCIATION,
                                                 as Trustee


Date: May 7, 2003                                /s/ Cauna Silva
                                                 ------------------------------
                                                 Name: Cauna Silva
                                                       ------------------------
                                                 Title: Vice President
                                                        -----------------------

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

Date:    May 7, 2003

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

Date:    May 7, 2003

                                                     /s/ Stephen J. Barta
                                                     ---------------------------
                                                     Stephen J. Barta
                                                     Principal Financial Officer

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

---------

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