Form 10-Q
period 2003-06-30
FIRST CITY LIQUIDATING TRUST
filed 2003-08-11
CIK 1013047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

       Registrant's telephone number, including area code: (713) 651-7841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------    -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   X
                                                ------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2003, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements, other than statements of historical fact, are forward-looking statements. When used in this Form 10-Q, words such as "will", "would", "should", "plans", "may", "anticipate", "believe", "estimate", "expect", "intend", "predict", "project" and similar expressions as they relate to the Trust or Trust management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Trust management as well as information currently available to the Trust and assumptions made by Trust management that are subject to changes and other risks. Although the Trust believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. All subsequent written and oral forward-looking statements attributable to the Trust or individuals acting on behalf of the Trust are expressly qualified in their entirety by this paragraph. The Trust does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                     JUNE 30,      DECEMBER 31,
                                                                       2003            2002
                                                                   ------------    ------------
                                                                    (Unaudited)
               Assets, at estimated fair value
Cash and cash equivalents ......................................   $     32,756    $      4,226
Trust assets, net ..............................................         (1,531)         27,405
                                                                   ------------    ------------
       Total assets ............................................         31,225          31,631
                                                                   ------------    ------------
               Less liabilities at face or estimated amount
Payables and accrued liabilities ...............................            525           1,531
                                                                   ------------    ------------
       Total liabilities .......................................            525           1,531
                                                                   ------------    ------------
Commitments and contingencies ..................................             --              --
               Trust net asset value attributable to:
Class "B" Certificate, 2,454,310 units outstanding .............         30,700          30,100
Class "C" Certificate, 725,729 units outstanding ...............             --              --
                                                                   ------------    ------------
       Total net asset value ...................................   $     30,700    $     30,100
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND CHANGES IN NET ASSET VALUE IN LIQUIDATION
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                          THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                 ----------------------------    ----------------------------
                                                     2003            2002            2003            2002
                                                 ------------    ------------    ------------    ------------
Changes in fair value of trust assets ........   $      2,974    $        336    $      1,295    $        784
Interest income on short-term investments ....              9              13              20              27
Administrative expense .......................           (383)           (349)           (715)           (811)
                                                 ------------    ------------    ------------    ------------
       Net income ............................          2,600              --             600              --
                                                 ------------    ------------    ------------    ------------
Net asset value, beginning of period .........         28,100          36,900          30,100          36,900
                                                 ------------    ------------    ------------    ------------
Net asset value, end of period ...............   $     30,700    $     36,900    $     30,700    $     36,900
                                                 ============    ============    ============    ============


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)(UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------

Cash flows from operating activities:
    Net income .................................................   $        600    $         --
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Changes in fair value of trust assets ...................         (1,295)           (784)
       Collections on Trust assets, net of advances ............         29,235             630
       Decrease in payables and accrued liabilities ............            (10)            (75)
                                                                   ------------    ------------
          Net cash provided by (used in) operating activities ..   $     28,530    $       (229)
                                                                   ------------    ------------
    Net increase(decrease) in cash and cash equivalents ........         28,530            (229)
    Cash and cash equivalents, beginning of period .............          4,226           3,265
                                                                   ------------    ------------
    Cash and cash equivalents, end of period ...................   $     32,756    $      3,036
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at June 30, 2003, its changes in net asset value in liquidation for the three month and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                            June 30,      December 31,
Estimated Gross Cash Flow by Type of Asset                    2003            2002
                                                          ------------    ------------
                                                          (Unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ..................................   $        375    $        438
    Nonperforming loans ...............................              4               6
Real estate and other assets ..........................            355          31,616
                                                          ------------    ------------
    Total .............................................            734          32,060
                                                          ------------    ------------
    Discount required to reflect trust assets at
         estimated fair value .........................         (2,265)         (4,655)
                                                          ------------    ------------
Trust assets, net .....................................   $     (1,531)   $     27,405
                                                          ============    ============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 2003 and December 31, 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         In the second quarter of 2003, the Trust sold its 67% partnership interest in First City Tower for approximately $29 million. At June 30,2003, the discount required to reflect trust assets at estimated fair value included bonuses paid on July 14, 2003 related to a distribution to the Class B Certificate holders.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $30 million after the July 14, 2003 distribution to Class B Certificate holders) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. On July 14, 2003, $27.0 million, or $11.00 per Certificate, was distributed to Class B Certificate holders and a $1.3 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $12.13 per unit as of July 14, 2003).

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


(D)      Commitments and Contingencies

         In July 2002, Gordonville Corporation, N.V., New Coronado Investment Corp., N.V. and Corona Investments, N.V., companies which claim to own approximately 46% of the 725,729 Class C Certificates (acquired in various tender offers at prices varying from approximately $1.00 to $1.50) filed a lawsuit against the Trustee and individual members of the Portfolio Committee of the Trust in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division (Gordonville Corporation, et al. vs. State Street Bank and Trust Company et al., Case No. 392-39474-HCA-11). The complaint alleges, among other things, that the Trustee and the individual members of the Portfolio Committee breached their fiduciary duties to the Class C Certificate holders in a manner which would prevent the Class C Certificate holders from realizing any value. The complaint seeks $14 million in actual damages, plus punitive damages and attorneys' fees. Management of the Trust and the members of the Portfolio Committee believe that the lawsuit is entirely without merit and intend to vigorously defend against the action. In November 2002 the Bankruptcy Court granted the Trust's motion to dismiss the lawsuit without prejudice. In February 2003 the lawsuit was re-filed in the District Court of Harris County, Texas. Trial is scheduled for January 2004 and discovery is proceeding.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the second quarter and first six months of 2003 and 2002 are summarized below (dollars in thousands):

                                                          SECOND                       SIX MONTHS
                                                          QUARTER                     ENDED JUNE 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------

Changes in fair value of trust assets .......   $      2,974    $        336    $      1,295    $        784
Interest income on short-term investments ...              9              13              20              27
Administrative expense ......................           (383)           (349)           (715)           (811)
                                                ------------    ------------    ------------    ------------
       Net income ...........................   $      2,600    $         --    $        600    $         --
                                                ============    ============    ============    ============


               SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

         The estimated fair value of the Trust's assets increased $3.0 million in the second quarter of 2003 as compared to $.3 million in the second quarter of 2002. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the second quarter of 2003 and 2002 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in the second quarter of 2003 as compared to the second quarter of 2002 because of lower money market yields. Administrative expense totaled $.4 million in the second quarter of 2003 as compared to $.3 million in 2002.

    SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         The estimated fair value of the Trust's assets increased $1.3 million in the first six months of 2003 as compared to $.8 million in the first six months of 2002. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first six months of 2003 and 2002 include (i) the appreciation in value of certain assets attributable to a favorable interest rate environment and the effect of such favorable interest rates on the marketability of real estate and (ii) the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases.

         Interest income on short-term investments decreased in 2003 as compared to 2002 because of lower money market yields.

         Administrative expense totaled $.7 million in the first six months of 2003 as compared to $.8 million in the first six months of 2002. Professional fees totaled $.2 million in 2003 as compared to $.3 million in 2002.

         Net collections on Trust assets in the first six months of 2003 totaled $29.2 million (primarily the sale of the 67% partnership interest in First City Tower) as compared to $.6 million in 2002. The Class B Beneficial Interests were valued at $30.7 million at June 30, 2003. On July 14, 2003, $27.0 million, or $11.00 per Certificate, was distributed to Class B Certificate holders and a $1.3 million bonus was paid to certain former employees of the Debtor. After the July 14, 2003 distribution, the remaining net asset value of the Trust as reflected in the value of the Class B Certificates is estimated to be between $1.25 and $2.00 per Certificate. The actual valuation will be determined by the remaining asset liquidations and expenses of closing out the Trust, as well as the outcome of certain litigation. From the inception of the Trust in 1995, the net asset valuation has never shown any value to the Class C Certificates. With the liquidation of the Trust assets nearly complete subsequent to the sale of the largest remaining asset, management of the Trust believes that no value will be apportioned to the Class C interests.

         Non-cash trust assets at June 30, 2003 and December 31, 2002 were comprised of the following (dollars in thousands):

                                                            June 30,      December 31,
Estimated Gross Cash Flow by Type of Asset                    2003            2002
                                                          ------------    ------------
Borrowers' obligation on outstanding balance of:
    Performing loans ..................................   $        375    $        438
    Nonperforming loans ...............................              4               6
Real estate and other assets ..........................            355          31,616
                                                          ------------    ------------
    Total .............................................            734          32,060
                                                          ------------    ------------
    Discount required to reflect trust assets at
         estimated fair value .........................         (2,265)         (4,655)
                                                          ------------    ------------
Trust assets, net .....................................   $     (1,531)   $     27,405
                                                          ============    ============

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At June 30, 2003 and December 31, 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         In the second quarter of 2003, the Trust sold its 67% partnership interest in First City Tower for approximately $29 million. At June 30,2003, the discount required to reflect trust assets at estimated fair value included bonuses paid on July 14, 2003 related to a distribution to the Class B Certificate holders.

Item 4. Controls and Procedures.

         As of June 30, 2003, management of the Trust performed an evaluation of disclosure controls and procedures. Based on that evaluation, management of the Trust concluded that the disclosure controls and procedures of the Trust were effective. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

           Exhibit
             No.                      Description
           -------      -------------------------------------------------------

            2.1(1) Joint Plan of Reorganization for First City Bancorporation of Texas, Inc., as modified, under Chapter 11 of the United States Bankruptcy Code, as confirmed by the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on May 31, 1995.

            2.2(5) Order To Extend Term of FirstCity Liquidating Trust, dated June 11, 2001.

            2.3(6) Purchase and Sale Contract between Financial Center, Inc., FCLT Tower, L.P., Parkway Properties FCT Limited Partner LP and Parkway Properties FCT General Partner dated April 30, 2003.

            2.4(6) Notice of exercise of right of first refusal by UIDC Management, Inc. and UIDC of Texas Co. dated May 28, 2003.

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

            31.1        Rule 13a-14(a)/15d-14(a) Certification.

            31.2        Rule 13a-14(a)/15d-14(a) Certification.

            32.1 Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

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

         (6) Filed as Exhibits 2.1 and 2.2 to the Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated herein by reference.

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          U.S. Bank National Association,
                                          as Trustee



Date: August 11, 2003                     /s/ Cauna Silva
                                          ---------------------------------
                                          Name: Cauna Silva
                                               ----------------------------
                                          Title: Vice President
                                                ---------------------------

                                INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                     DESCRIPTION
           -------      -------------------------------------------------------

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

            2.2(5) Order To Extend Term of FirstCity Liquidating Trust, dated June 11, 2001.

            2.3(6)      Purchase and Sale Contract between Financial Center,
                        Inc., FCLT Tower, L.P., Parkway Properties FCT Limited
                        Partner LP and Parkway Properties FCT General Partner dated April 30, 2003.

            2.4(6)      Notice of exercise of right of first refusal by UIDC
                        Management, Inc. and UIDC of Texas Co. dated May 28,
                        2003.

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

            31.1        Rule 13a-14(a)/15d-14(a) Certification.

            31.2        Rule 13a-14(a)/15d-14(a) Certification.

            32.1        Principal Executive Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2        Principal Financial Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
         (1) Filed as the exhibit indicated to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 1, 1996 and incorporated herein by reference.

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

         (6) Filed as Exhibits 2.1 and 2.2 to the Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated herein by reference.