Form 10-Q
period 2003-09-30
FIRST CITY LIQUIDATING TRUST
filed 2003-11-10
CIK 1013047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-20677

                           FIRSTCITY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

                     Texas                                   06-6414468
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

    1001 Fannin, Suite 250, Houston, Texas                     77002
   (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (713) 651-7841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2003, 2,454,310 units of Class B Beneficial Interests and 725,729 units of Class C Beneficial Interests were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2003            2002
                                                                   -------------   -------------
                       Assets, at estimated fair value              (Unaudited)
Cash and cash equivalents ......................................   $       4,172   $       4,226
Trust assets, net ..............................................              83          27,405
                                                                   -------------   -------------
       Total assets ............................................           4,255          31,631
                                                                   -------------   -------------
               Less liabilities at face or estimated amount
Payables and accrued liabilities ...............................             455           1,531
                                                                   -------------   -------------
       Total liabilities .......................................             455           1,531
                                                                   -------------   -------------
Commitments and contingencies ..................................              --              --
               Trust net asset value attributable to:
Class B Certificate, 2,454,310 units outstanding ...............           3,800          30,100
Class C Certificate, 725,729 units outstanding .................              --              --
                                                                   -------------   -------------
       Total net asset value ...................................   $       3,800   $      30,100
                                                                   =============   =============

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES
                       IN NET ASSET VALUE IN LIQUIDATION
                        (DOLLARS IN THOUSANDS)(UNAUDITED)


                                                    THREE MONTHS            NINE  MONTHS
                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                 --------------------    --------------------
                                                   2003        2002        2003         2002
                                                 --------    --------    --------    --------
Changes in fair value of trust assets ........   $  2,022    $    314    $  3,317    $  1,098
Interest income on short-term investments ....         15          16          35          43
Administrative expense .......................     (1,940)       (330)     (2,655)     (1,141)
                                                 --------    --------    --------    --------
       Net income ............................         97          --         697          --
                                                 --------    --------    --------    --------
Net asset value, beginning of period .........     30,700      36,900      30,100      36,900
Distributions on Class B Certificate .........    (26,997)         --     (26,997)         --
                                                 --------    --------    --------    --------
Net asset value, end of period ...............   $  3,800    $ 36,900    $  3,800    $ 36,900
                                                 ========    ========    ========    ========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)(UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          2003        2002
                                                                       --------    --------
Cash flows from operating activities:
    Net income .....................................................   $    697    $     --
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Changes in fair value of trust assets .......................     (3,317)     (1,098)
       Collections on Trust assets, net of advances ................     29,443       1,974
       Increase  (decrease) in payables and accrued liabilities ....        120         (75)
                                                                       --------    --------
          Net cash provided by operating activities ................     26,943         801
                                                                       --------    --------
Cash flows from financing activities:
    Distributions on Class B Certificate ...........................    (26,997)         --
                                                                       --------    --------
    Net cash used in financing activities ..........................    (26,997)         --
                                                                       --------    --------
    Net increase(decrease) in cash and cash equivalents ............        (54)        801
    Cash and cash equivalents, beginning of period .................      4,226       3,265
                                                                       --------    --------
    Cash and cash equivalents, end of period .......................   $  4,172    $  4,066
                                                                       ========    ========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003


(A)      Basis of Presentation

         The unaudited consolidated financial statements of FirstCity Liquidating Trust (the "Trust", formerly the "Debtor") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Trust's net assets in liquidation at September 30, 2003, its changes in net asset value in liquidation for the three month and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002.

         Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(B)      Trust Assets

         Trust assets are comprised of the following (dollars in thousands):

                                                        September 30,   December 31,
Estimated Gross Cash Flow by Type of Asset                  2003            2002
------------------------------------------              ------------    ------------
                                                        (Unaudited)
Borrowers' obligation on outstanding balance of:
    Performing loans ................................   $        333    $        438
    Nonperforming loans .............................              4               6
Real estate and other assets ........................            234          31,616
                                                        ------------    ------------
    Total ...........................................            571          32,060
                                                        ------------    ------------
    Discount required to reflect trust assets at
         estimated fair value .......................           (488)         (4,655)
                                                        ------------    ------------
Trust assets, net ...................................   $         83    $     27,405
                                                        ============    ============

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 2003 and December 31, 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         In the second quarter of 2003, the Trust sold its 67% partnership interest in First City Tower for approximately $29 million. At September 30, 2003, the discount required to reflect trust assets at estimated fair value included estimated future expenses of closing out the Trust.

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

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $30 million at September 30, 2003) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. On July 14, 2003, $27.0 million, or $11.00 per Certificate, was distributed to Class B Certificate holders and a $1.3 million bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions, if any, after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $12.36 per unit as of September 30,
         2003).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The operations of the Trust for the third quarter and first nine months of 2003 and 2002 are summarized below (dollars in thousands):


                                                         THIRD                NINE MONTHS
                                                        QUARTER           ENDED SEPTEMBER 30,
                                                 --------------------    --------------------
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
Changes in fair value of trust assets ........   $  2,022    $    314    $  3,317    $  1,098
Interest income on short-term investments ....         15          16          35          43
Administrative expense .......................     (1,940)       (330)     (2,655)     (1,141)
                                                 --------    --------    --------    --------
       Net income ............................   $     97    $     --    $    697    $     --
                                                 ========    ========    ========    ========


                THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

         The estimated fair value of the Trust's assets increased $2.0 million in the third quarter of 2003 as compared to $.3 million in the third quarter of 2002. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the third quarter of 2003 and 2002 include the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases and as estimated future expenses are incurred.

         Interest income on short-term investments decreased in the third quarter of 2003 as compared to the third quarter of 2002 because of lower money market yields. Administrative expense totaled $1.9 million in the third quarter of 2003 as compared to $.3 million in 2002. A $1.3 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in 2003 as compared to no bonus paid to such employees in 2002.

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         The estimated fair value of the Trust's assets increased $3.3 million in the first nine months of 2003 as compared to $1.1 million in the first nine months of 2002. Factors which contributed to the enhancement of the net asset value of the Trust's assets in the first nine months of 2003 and 2002 include the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases and as estimated future expenses are incurred.

         Interest income on short-term investments decreased in 2003 as compared to 2002 because of lower money market yields.

         Administrative expense totaled $2.7 million in the first nine months of 2003 as compared to $1.1 million in the first nine months of 2002. A $1.3 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in 2003 as compared to no bonus paid to such employees in 2002.

         Net collections on Trust assets in the first nine months of 2003 totaled $29.4 million (primarily the sale of the 67% partnership interest in First City Tower) as compared to $2.0 million in 2002. The Class B Certificates were valued at $3.8 million at September 30, 2003. On July 14, 2003, $27.0 million, or $11.00 per Certificate, was distributed to Class B Certificate holders and a $1.3 million bonus was paid to certain former employees of the Debtor. After the July 14, 2003 distribution, the remaining net asset value of the Trust as reflected in the value of the Class B Certificates is estimated to be between $1.25 and $2.00 per Certificate. The actual valuation will be determined by the remaining asset liquidations and expenses of closing out the Trust, as well as the outcome of certain litigation. From the inception of the Trust in 1995, the net asset valuation has never shown any value to the Class C Certificates. With the liquidation of the Trust assets nearly complete subsequent to the sale of the largest remaining asset, management of the Trust believes that no value will be apportioned to the Class C interests.

         Non-cash trust assets at September 30, 2003 and December 31, 2002 were comprised of the following (dollars in thousands):

                                                        September 30,    December 31,
Estimated Gross Cash Flow by Type of Asset                   2003           2002
------------------------------------------              -------------    -------------
Borrowers' obligation on outstanding balance of:
    Performing loans ................................   $         333    $         438
    Nonperforming loans .............................               4                6
Real estate and other assets ........................             234           31,616
                                                        -------------    -------------
    Total ...........................................             571           32,060
                                                        -------------    -------------
    Discount required to reflect trust assets at
         estimated fair value .......................            (488)          (4,655)
                                                        -------------    -------------
Trust assets, net ...................................   $          83    $      27,405
                                                        =============    =============


         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At September 30, 2003 and December 31, 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         In the second quarter of 2003, the Trust sold its 67% partnership interest in First City Tower for approximately $29 million. At September 30, 2003, the discount required to reflect trust assets at estimated fair value included estimated future expenses of closing out the Trust.

Item 4. Controls and Procedures.

         Under the supervision and with the supervision of the management of the Trust, including our principal executive officer and our principal financial officer, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, management of the Trust concluded that the disclosure controls and procedures of the Trust were effective. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

31.1     Rule 13a-14(a)/15d-14(a) Certification.

31.2     Rule 13a-14(a)/15d-14(a) Certification.

Exhibit
  No.                      Description
-------  ----------------------------------------------------------------------
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

(b) Reports on Form 8-K. A report on Form 8-K was furnished to the Securities and Exchange Commission on July 14, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         U.S. Bank National Association,
                                         as Trustee



Date: November 10, 2003                  /s/ Cauna Silva
                                         ---------------------
                                         Name: Cauna Silva
                                               ---------------
                                         Title: Vice President
                                                --------------

                               INDEX TO EXHIBITS

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

31.1     Rule 13a-14(a)/15d-14(a) Certification.

31.2     Rule 13a-14(a)/15d-14(a) Certification.

Exhibit
  No.                      Description
-------  ----------------------------------------------------------------------
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

(b) Reports on Form 8-K. A report on Form 8-K was furnished to the Securities and Exchange Commission on July 14, 2003.