Form 10-K
period 2003-12-31
FIRST CITY LIQUIDATING TRUST
filed 2004-03-18
CIK 1013047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    For annual and transition reports pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 2003 there were 2,454,310 units of Class B Beneficial Interests and 387,151 units of Class C Beneficial Interests outstanding.

Documents incorporated by reference: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The opinions, forecasts, projections, guidance or other statements other than statements of historical fact, are forward-looking statements. When used in this Form 10-K, words such as "will", "would", "should", "plans", "may", "anticipate", "believe", "estimate", "expect", "intend", "predict", "project" and similar expressions, as they relate to the Trust or Trust management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Trust management as well as information currently available to the Trust and assumptions made by Trust management that are subject to changes and other risks. Although the Trust believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Certain risks and uncertainties inherent in the Trust's business are set forth in the filings of the Trust with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on behalf of the Trust are expressly qualified in their entirety by this paragraph. The Trust does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  The Trust has not and, pursuant to the Liquidating Trust Agreement dated as of July 3, 1995 by and between First City Bancorporation of Texas, Inc. and U.S. Bank National Association, successor to State Street Bank and Trust Company, Fleet National Bank and Shawmut Bank Connecticut, National Association, as Trustee (the "Trust Agreement"), may not engage in the conduct of a trade or business apart from the liquidation of Trust assets and the winding up of the affairs of the Debtor and its subsidiaries. Pursuant to
Article VIII of the Trust Agreement, the Trust shall terminate upon the date which is three (3) years and six (6) months after the Effective Date; provided, however, that at least six (6) months prior to such termination, the Portfolio Committee (as defined herein) may, with the approval of the Bankruptcy Court, extend the term of the Trust if necessary to the liquidating purpose thereof. Multiple extensions, if approved by the Bankruptcy Court, are permissible, although the aggregate of all such extensions shall not exceed five (5) years so that, in any event, the Trust shall terminate no later than eight (8) years and six (6) months after the Effective Date. In June 2001, the Bankruptcy Court extended the life of the Trust to January 3, 2004, and the Trust terminated on January 4, 2004. In February 2004 the remaining assets of the Trust, consisting of stock of FCLT Loans Asset Corp., a Texas corporation, were distributed to the holders of the Class B Beneficial Interests.

                  Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than $20 million in cash which was contributed by the Debtor to FirstCity, were transferred to the Trust or to subsidiaries of the Trust. Such assets have been liquidated over the life of the Trust pursuant to the terms of the Plan and the Trust Agreement. The non-cash assets of the Trust consist principally of performing and non-performing loans, interests in real estate, and miscellaneous other assets and receivables transferred to the Trust upon the consummation of the Plan.

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

Item 3.           Legal Proceedings.

                  In November 2003 the Trust settled, at no cost to the Trust, a lawsuit brought by Gordonville Corporation, N.V. and others. As part of the settlement, 338,578 Class C Certificates were surrendered to the Trust and cancelled.

                  The Trust is involved in various other legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters will not have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Trust.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  As the Trust has no outstanding voting securities, no matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

                                     Part II

Item 5.           Market For Registrant's Common Equity and Related Stockholder
                  Matters.

                  The Class A Certificate was held by FirstCity. Through December 31, 1997, the Trust had distributed $188 million to FirstCity as the sole Class A Certificate holder, retiring the Class A Certificate in full.

                  The Class B Beneficial Interests (traded under the symbol "FCFCL") and Class C Beneficial Interests (traded under the symbol "FCFCZ") have been traded over the counter since July 3, 1995. The number of Class B Certificate holders and Class C Certificate holders of record as of December 31, 2003, was 54 and 824, respectively. The registration of the Class B and Class

C Certificates was terminated on February 2, 2004. High and low trade prices as compiled by Bloomberg Financial Markets Services, an online service, are displayed in the following tables:

                                                            Class B Beneficial Interests
                               -------------------------------------------------------------------------------------
                                                  2003                                        2002
                               -------------------------------------------    --------------------------------------
                                    Market Price       Cash Distributions        Market Price     Cash Distributions
                               ---------------------                          -----------------
Quarter Ended                    High          Low            Paid              High      Low           Paid
-------------                  --------     --------       -----------        -------   -------     ------------
March 31.....................  $ 14.05      $ 13.05        $      -           $ 13.80   $ 12.50          $  -
June 30......................    14.00        12.45               -             14.50     13.70             -
September 30.................    12.50         1.20           11.00             14.20     13.80             -
December 31..................     1.85          .55            1.00             14.30     13.90             -

                                                            Class C Beneficial Interests
                                            -------------------------------------------------------------
                                                      2003                                  2002
                                            ------------------------             ------------------------
                                                  Market Price                          Market Price
                                            ------------------------             ------------------------
Quarter Ended                                 High             Low                 High             Low
-------------                               --------          ------             --------          ------
March 31........................            $    .10         $   .05              $ 1.55           $ 1.28
June 30.........................                 .05             .05                1.35              .01
September 30....................                   -               -                 .05              .01
December 31.....................                   -               -                 .10              .05

                  No distributions were made to Class B Certificate holders through December 31, 1997. In 1998, $67.5 million, or $27.50 per Class B Certificate, was distributed to Class B Certificate holders. In 1999, $23.3 million, or $9.50 per Class B Certificate, was distributed to Class B Certificate holders. In 2000, $9.8 million, or $4.00 per Class B Certificate, was distributed to Class B Certificate holders. In 2001, $2.5 million, or $1.00 per Class B Certificate, was distributed. In 2002, no distributions were made. In 2003, $29.5 million, or $12.00 per Class B Certificate, was distributed. No distributions have been made to Class C Certificate holders.

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

                  Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $28 million at December 31, 2003) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders.

                   Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $11.55 per unit as of December 31, 2003).

Item 6.           Selected Financial Data.

                                                                     Year Ended December 31,
                                               ----------------------------------------------------------------
(Dollars in thousands)                            2003         2002          2001          2000          1999
                                               ---------     ---------     --------      -------       --------
Income (loss) (1)..........................    $   4,397     $  (5,293)    $ (4,968)     $ 5,952       $ 24,323
Expenses...................................        3,124         1,507        1,778        2,679          3,844
Net income (loss) (1)......................        1,273        (6,800)      (6,746)       3,273         20,479
Distributions on Class "B" Certificate.....       29,452             -        2,454        9,817         23,316

At year end:
         Total assets......................        2,075        31,631       38,581       48,028         54,421
         Class "B" Certificate.............        1,921        30,100       36,900       46,100         52,400

----------------
(1) Net of $7 million and $7 million, respectively, reduction in value of 67% partnership interest in First City Tower in 2002 and 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The operations of the Trust are summarized below:

                                                              Year Ended December 31,
                                                        -------------------------------------
(Dollars in thousands)                                     2003           2002         2001
                                                        -----------     --------     --------
Changes in fair value of trust assets.......            $     4,356     $ (5,350)    $ (5,077)
Interest income on short-term investments...                     41           57          109
Administrative expense......................                 (3,124)      (1,507)      (1,778)
                                                        -----------     --------     --------
         Net income (loss)...................           $     1,273     $ (6,800)    $ (6,746)
                                                        ===========     ========     ========

                              2003 COMPARED TO 2002

         The estimated fair value of the net trust assets increased $4.4 million in 2003, including $1.3 million of liability reductions, as compared to a decrease of $5.4 million in 2002. Factors which contributed to the enhancement of the net asset value of the Trust's assets in 2003 include the increase in the estimated market value of the Trust's assets that naturally occurs as the remaining life of the Trust (and concomitantly the discount factor applied in calculating net asset value) decreases and as estimated future expenses are incurred.

         Interest income on short-term investments decreased in 2003 as compared to 2002 because of lower money market yields.

         Administrative expense totaled $3.1 million in 2003 as compared to $1.5 million in 2002. A $1.4 million bonus, based on distributions to Class B Certificate holders, was paid to certain former employees of the Debtor in 2003 as compared to no bonus paid to such employees in 2002.

         Net collections on Trust assets in 2003 totaled $29.8 million (primarily the sale of the 67% partnership interest in First City Tower) as compared to $2.5 million in 2002. The Class B Certificates were valued at $1.9 million at December 31, 2003. In 2003, $29.5 million, or $12.00 per Certificate, was distributed to Class B Certificate holders and a $1.4 million bonus was paid to certain former employees of the Debtor. The remaining net asset value of the Trust as reflected in the value of the Class B Certificates is estimated to be between $.50 and $1.00 per Certificate. The actual valuation will be determined by the remaining asset liquidations and expenses of closing out the Trust, as well as the outcome of certain litigation. From the inception of the Trust in 1995, the net asset valuation has never shown any value to the Class C Certificates. With the liquidation of the Trust assets nearly complete, management of the Trust has determined that no value will be apportioned to the Class C interests and no distribution will be made to the holders of the Class C Certificates.

         Non-cash trust assets at December 31, 2003 and 2002 were comprised of the following (dollars in thousands):

                                                                            December 31,
                                                                   -----------------------------
Estimated Gross Cash Flow by Type of Asset                             2003            2002
------------------------------------------                         ------------    -------------
Borrowers' obligation on outstanding balance of:
    Performing loans...........................                    $         50    $         438
    Nonperforming loans........................                               3                6
Real estate and other assets...................                             810           31,616
                                                                   ------------    -------------
    Total......................................                             863           32,060
                                                                   ------------    -------------
    Discount required to reflect trust assets at
         estimated fair value..................                            (268)          (4,655)
                                                                   ------------    -------------
Trust assets, net..............................                    $        595    $      27,405
                                                                   ============    =============

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2003 and 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         In the second quarter of 2003, the Trust sold its 67% partnership interest in First City Tower for approximately $29 million. At December 31, 2003, the discount required to reflect trust assets at estimated fair value included estimated future expenses of closing out the Trust.

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

         Valuation of Trust Assets

         The net assets of the Trust are carried at estimated fair values which are the results of discounting, at appropriate discount rates, the currently estimated cash flows projected to be realized from the collection, liquidation and disposition of the non-cash assets held by the Trust. Such assets consist principally of performing and non-performing loans, interests in real estate, and miscellaneous other assets and receivables transferred to the Trust upon the consummation of the Plan of Reorganization. The estimates of the future cash flows from which the net asset values of the Trust were derived are made under the direction of the management of the Trust and the Portfolio Committee based upon information available and are believed to be reliable. There can be no assurance, however, that the estimates resulting from such reviews or the net asset values derived from such estimates will ultimately be realized due to the highly judgmental assumptions which were made in developing estimates of the amount and timing of future cash flows to be realized upon the liquidation of the types of assets such as those held by the Trust.

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

Item 8.           Financial Statements and Supplementary Data.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                            ------------------------------------
                                                                                 2003                  2002
                                                                            ---------------        -------------
               Assets, at estimated fair value
Cash and cash equivalents................................................   $         1,480        $       4,226
Trust assets, net.......................................................                595               27,405
                                                                            ---------------        -------------
       Total assets......................................................             2,075               31,631
                                                                            ---------------        -------------
               Less liabilities at face or estimated amount

Payables and accrued liabilities.........................................               154                1,531
                                                                            ---------------        -------------
       Total liabilities.................................................               154                1,531
                                                                            ---------------        -------------
Commitments and contingencies............................................                 -                    -

               Trust net asset value attributable to:

Class "B" Certificate, 2,454,310 units outstanding.......................             1,921               30,100
Class "C" Certificate, 387,151 units in 2003 and 725,729 units
               in 2002 outstanding.......................................                 -                    -
                                                                            ---------------        -------------
       Total net asset value.............................................   $         1,921        $      30,100
                                                                            ===============        =============

See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    CHANGES IN NET ASSET VALUE IN LIQUIDATION
                             (DOLLARS IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                 2003            2002             2001
                                                              -----------     ----------       ---------
Changes in fair value of net trust assets............         $     4,356     $   (5,350)      $  (5,077)
Interest income on short-term investments............                  41             57             109
Administrative expense...............................              (3,124)        (1,507)         (1,778)
                                                              -----------     ----------       ---------
       Net income (loss).............................               1,273         (6,800)         (6,746)
                                                              -----------     ----------       ---------
Net asset value, beginning of period.................              30,100         36,900          46,100
Distributions on Class "B" Certificate...............             (29,452)             -          (2,454)
                                                              -----------     ----------       ---------
Net asset value, end of period.......................         $     1,921     $   30,100       $  36,900
                                                              ===========     ==========       =========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                       2003              2002             2001
                                                                    -----------      ------------      -----------
Cash flows from operating activities:
    Net income (loss)............................................   $     1,273      $     (6,800)     $    (6,746)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Changes in fair value of trust assets....................         (4,356)            5,350            5,077
       Collections on trust assets, net of advances..............        29,769             2,456            4,063
       Increase (decrease) in payables and accrued liabilities ..            20               (45)            (231)
                                                                    -----------      ------------      -----------
          Net cash provided by operating activities..............        26,706               961            2,163
                                                                    -----------      ------------      -----------
Cash flows from financing activities:
    Distributions on Class "B" Certificate.......................       (29,452)                -           (2,454)
                                                                    -----------      ------------      -----------
          Net cash used in financing activities..................       (29,452)                -           (2,454)
                                                                    -----------      ------------      -----------
    Net increase (decrease) in cash and cash equivalents.........   $    (2,746)     $        961      $      (291)
    Cash and cash equivalents, beginning of period...............         4,226             3,265            3,556
                                                                    -----------      ------------      -----------
    Cash and cash equivalents, end of period.....................   $     1,480      $      4,226      $     3,265
                                                                    ===========      ============      ===========

See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

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

         Pursuant to the Plan, substantially all of the legal and beneficial interests in the assets of the Debtor, other than $20 million in cash contributed to FirstCity, were transferred to FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets were liquidated over the life of the Trust pursuant to the terms thereof. In June 2001, the Bankruptcy Court extended the life of the Trust to January 3, 2004, and the Trust terminated on January 4, 2004. FirstCity, as the sole holder of the Class A Certificate under the Trust, received from the Trust amounts sufficient to retire the Class A Certificate in December 1997. Additional distributions were paid to certain of the former security holders of the Debtor pursuant to the terms of the Class B and the Class C certificates of beneficial interests in the Trust. The Trust was administered by a four-person portfolio committee (the "Portfolio Committee"). The net assets of the Debtor transferred to the Trust on July 3, 1995, consisted of the following (dollars in thousands):

Cash and cash equivalents......................      $135,360
Trust assets...................................        61,514
Estimated claims and accrued liabilities.......       (14,002)
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

         (3)      Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, substantially all cash balances were in excess of federally insured limits. In accordance with the Liquidating Trust Agreement, all cash balances are maintained at institutions with at least $100 million of capital stock and surplus and whose short-term debt obligations are rated by at least two nationally recognized rating agencies in one of the two highest categories.

         (4)      Trust Assets

         The net assets of the Trust are carried at estimated fair values which are the results of discounting, at appropriate discount rates, the currently estimated cash flows projected to be realized from the collection, liquidation and disposition of the non-cash assets held by the Trust. Such assets consist principally of performing and non-performing loans, interests in real estate, and miscellaneous other assets and receivables transferred to the Trust upon the consummation of the Plan of Reorganization. The estimates of the future cash flows from which the net asset values of the Trust were derived are made under the direction of the management of the Trust and the Portfolio Committee based upon information available and are believed to be reliable. There can be no assurance, however, that the estimates resulting from such reviews or the net asset values derived from such estimates will ultimately be realized due to the highly judgmental assumptions which were made in developing estimates of the amount and timing of future cash flows to be realized upon the liquidation of the types of assets such as those held by the Trust.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

(B)      Trust Assets

         Trust assets are comprised of the following:

         (Dollars in thousands)

                                                                                   December 31,
                                                                             ------------------------
Estimated Gross Cash Flow by Type of Asset                                      2003           2002
------------------------------------------                                   ----------      --------
Borrowers' obligation on outstanding balance of:
     Performing loans...........................................             $       50      $    438
     Nonperforming loans .......................................                      3             6
Real estate and other assets....................................                    810        31,616
                                                                            -----------      --------
     Total......................................................                    863        32,060
                                                                            -----------      --------
     Discount required to reflect trust assets at
          estimated fair value..................................                   (268)       (4,655)
                                                                             ----------      --------
Trust assets, net...............................................             $      595      $ 27,405
                                                                             ==========      ========

         For each asset, estimates of income, expense and net cash flow on a monthly basis through the expected final disposition date are prepared by management of the Trust. The individual asset budget is developed based upon factors which include physical inspection of the asset or the collateral underlying the related loan, local market conditions, contractual payments or rents, and discussions with the relevant borrower. The Trust's management and the Portfolio Committee periodically reevaluate and revise projected monthly cash flows on an asset by asset basis. At December 31, 2003 and 2002, the projected monthly cash flows were discounted at 7% to reflect the Trust assets at estimated fair value. The Trust assets are highly concentrated in Texas.

         In the second quarter of 2003, the Trust sold its 67% partnership interest in First City Tower for approximately $29 million. At December 31, 2003 the discount required to reflect Trust assets at estimated fair value included estimated future expenses of closing out the Trust.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

         Fourth, Class B Certificate holders are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $28 million at December 31, 2003) is the liquidation preference on July 3, 1995 of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. The Pour-Over Level is reduced for distributions to Class B Certificate holders. In 2003, $29.5 million, or $12.00 per Certificate, was distributed to Class B Certificate holders and a $1.4 million bonus was paid to certain former employees of the Debtor. In 2001, $2.5 million, or $1.00 per Certificate, was distributed to Class B Certificate holders and a $112,000 bonus was paid to certain former employees of the Debtor.

         Lastly, Class C Certificate holders receive distributions (if any) after any remaining payments to Class B Certificate holders up to the Pour-Over Level (approximately $11.55 per unit as of December 31,
         2003).

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

(D)      Commitments and Contingencies

         In November 2003 the Trust settled, at no cost to the Trust, a lawsuit brought by Gordonville Corporation, N.V. and others. As part of the settlement, 338,578 Class C Certificates were surrendered to the Trust and cancelled.

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

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

(E)      Subsequent Event

         On February 2, 2004, the Trust distributed in kind its remaining assets to the holders of its Class B Certificates. The distribution consisted of shares of common stock of FCLT Loans Asset Corp. which will own all of the remaining assets of the Trust. One share of FCLT Loans Asset Corp. common stock was distributed for each Class B Certificate held by the certificate holders.

         From the inception of the Trust in 1995, the net asset valuation has never shown any value whatsoever to the Class C Certificates and no distributions will be made to the holders of the Class C Certificates. In connection with the termination of the Trust, the registration of the Trust's Class B Certificates and Class C Certificates under the Securities Exchange Act of 1934 was terminated on February 2, 2004.

         The shares of FCLT Loans Asset Corp. that were distributed will not be registered under the Securities Exchange Act of 1934, as amended. No market is expected to exist for such shares and they will not be freely tradeable. It is anticipated that the assets of FCLT Loans Asset Corp. will be liquidated and the proceeds distributed to its shareholders in 2004. The Board of Directors of FCLT Loans Asset Corp. will consist of Robert W. Brown and Richard E. Bean, both members of the former FirstCity Liquidating Trust Portfolio Committee.

                          INDEPENDENT AUDITORS' REPORT

The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

         We have audited the accompanying consolidated statements of net assets in liquidation of FirstCity Liquidating Trust and subsidiaries (the "Trust") as of December 31, 2003 and 2002, and the related consolidated statements of operations and changes in net asset value in liquidation, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Liquidating Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and changes in net asset value in liquidation and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note E to the financial statements, the Trust was terminated in February 2004 and distributed its remaining assets, consisting of shares of common stock of FCLT Loans Asset Corp., to the holders of its Class B Certificates.

                                    KPMG LLP

Houston, Texas
March 2, 2004

                           FIRSTCITY LIQUIDATING TRUST
                   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                 2003                                           2002
                                 ----------------------------------------------    --------------------------------------------
                                   First        Second       Third      Fourth      First      Second       Third      Fourth
                                  Quarter       Quarter     Quarter     Quarter    Quarter     Quarter     Quarter     Quarter
                                 ---------    ---------    --------    --------    -------    --------    --------    ---------
Changes in fair value of
    trust assets (1)........     $  (1,679)   $   2,974    $  2,022    $  1,039    $   448    $    336    $    314    $  (6,448)
Interest income on
    short-term investments..            11            9          15           6         14          13          16           14
Administrative expense......          (332)        (383)     (1,940)       (469)      (462)       (349)       (330)        (366)
                                 ---------    ---------    --------    --------    -------    --------    --------    ---------
Net income (loss) (1).......     $  (2,000)   $   2,600    $     97    $    576    $     -    $      -    $      -    $  (6,800)
                                 =========    =========    ========    ========    =======    ========    ========    =========

------------------
(1) Net of $2 million and $7 million, respectively, reduction in value of 67% partnership interest in First City Tower in first quarter of 2003 and fourth quarter of 2002.

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

                  Richard E. Bean, 60, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Prior to the Effective Date, Mr. Bean was Chairman of the Equity Committee. Mr. Bean is currently a director of FirstCity.

                  Robert W. Brown, 55, has been President of FCLT Loans Asset Corp., a wholly-owned subsidiary of the Debtor, since the Effective Date. As of the Effective Date, Mr. Brown served as Executive Vice President and Secretary of FirstCity. After the Effective Date he resigned from FirstCity to devote substantially all of his time to the Trust. Mr. Brown was Chief Financial Officer of the Debtor beginning in 1991. He served as Executive Vice President of the Debtor from 1990 to 1992, became a member of the Debtor's Board of Directors in 1992 and served as President of the Debtor from 1993 through the Effective Date. Mr. Brown was a director and officer of the Debtor when the Debtor filed a plan of reorganization under the federal bankruptcy laws in December 1994.

                  Joe S. Greak, 55, has been Senior Vice President and Tax Director of FirstCity since the Effective Date. Mr. Greak was the Tax Manager of the Debtor from 1993 to the Effective Date.

                  R. David Palmer, 61, has been a private investor for the past 25 years. Prior to the Effective Date, Mr. Palmer was a member of the Equity Committee. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York, Fredonia, New York. Mr. Palmer is currently a director of Sensatex, Inc.

                  Others

                  C. Ivan Wilson, 76, was Chairman of the Board and Chief Executive Officer of the Debtor from 1991 until the Effective Date and has been Vice Chairman of the Board of FirstCity since that date.

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

Item 11.          Executive Compensation.

                  Compensation of the Trustee

                  The compensation paid by the Trust to the Trustee consisted of administrative fees aggregating $10,250 in 2003 and $20,500 in each of 2002 and 2001.

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

                  Compensation of Executive Officers and Others

                  Executive officers and others of the Trust received compensation during the last three years as set forth in the following table:

            NAME AND                                  ANNUAL COMPENSATION (1)
                                                 -------------------------------
      PRINCIPAL POSITION            YEAR           SALARY                BONUS
-------------------------------     ----         ----------            ---------
Robert W. Brown                     2003         $  250,000            $ 489,000
-        President of FCLT          2002            250,000                    -
         Loans Asset Corp.          2001            250,000               39,225

C. Ivan Wilson                      2003         $        -            $ 489,000
-        Vice Chairman of           2002                  -                    -
         FirstCity                  2001                  -               39,225

Joe S. Greak                        2003         $        -            $ 243,036
-        Senior Vice President of   2002                  -                    -
         FirstCity                  2001                  -               19,495

---------------
(1) Amounts reported for Mr. Wilson and Mr. Greak relate only to Exhibit O to the Plan.

                  Mr. Brown's compensation is determined as set forth in that certain employment agreement (the "Brown Employment Agreement"), effective as of July 3, 1995, as amended May 1, 1996, by and between FCLT Loans Asset Corp. and Mr. Brown. The Brown Employment Agreement provides for Mr. Brown's employment with FCLT Loans Asset Corp. and his duties to the Trust for a term commencing on July 3, 1995 and terminating on dissolution of the Trust. Mr. Brown's duties include his membership on the Portfolio Committee of the Trust, the management and payment of creditor claims and the liquidation of the assets of the Trust pursuant to the terms of the Trust Agreement. In compensation for such services, Mr. Brown is paid an annual salary of $250,000. Through December 31, 2003, Mr. Brown was paid $1.9 million in performance-oriented bonuses pursuant to Exhibit O to the Plan. The Brown Employment Agreement provides for a conditional bonus in an amount equal to 1.67% of all additional aggregate payments to the holders of the Class B Certificates and the Class C Certificates. The payment of such conditional bonus to Mr. Brown is to be determined by the Portfolio Committee. In the event that the Brown Employment Agreement is terminated by the Portfolio Committee prior to the termination date of the Trust, or upon the death or disability of Mr. Brown, Mr. Brown or his estate is entitled to continue to receive certain bonuses pursuant to the terms set forth in the Brown Employment Agreement. Mr. Brown's unpaid bonuses will be forfeited in the event that he terminates the Brown Employment Agreement or is terminated for cause by FCLT Loans Asset Corp. prior to the date of the expiration of the Brown Employment Agreement.

                  Pursuant to Section 9.8 of the Plan, Mr. Brown (as described in the previous paragraph), along with C. Ivan Wilson, Joe S. Greak, former employees of the Debtor and certain employees of the Trust, share in a bonus pool and executive long-term incentive plan, the provisions of which are set forth in Exhibit O to the Plan. In 2003, bonuses totaling $1.4 million ($.5 million to Mr. Brown) were paid pursuant to Exhibit O. No bonuses were paid in 2002. In 2001, bonuses totaling $112,000 ($39,225 to Mr. Brown) were paid pursuant to Exhibit O.

Item 1 (A)        Security Ownership of Certain Beneficial Owners
                  and Management.

         (A) Since the Trust has no outstanding "voting securities" within the meaning of the Exchange Act and the regulations thereunder, the disclosure requirements of Form 10-K pertaining to 5% holders of voting securities are not applicable.

         (B) The following table sets forth certain information with respect to the beneficial ownership of the Class B and Class C Beneficial Interests, as of December 31, 2003, by the members of the Portfolio Committee and executive officers. The Trustee is not the beneficial owner of any Class B or Class C Beneficial Interests.

                                                        NUMBER OF CLASS B BENEFICIAL INTERESTS
                                                             AND PERCENTAGE OF OUTSTANDING
                                                             CLASS B BENEFICIAL INTERESTS
                                                               AS OF DECEMBER 31, 2003
                                                        --------------------------------------
                                                              BENEFICIAL           PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                            OWNERSHIP            OF CLASS
----------------------------------                            ---------            --------
Robert W. Brown....................................                  -                 -
Richard E. Bean....................................             98,100               4.0
Joe S. Greak.......................................                  -                 -
R. David Palmer....................................                  -                 -
C. Ivan Wilson.....................................                  -                 -

All Portfolio Committee members and
  executive officers as a group (5 persons)........             98,100               4.0

-----------
*  Less than 1%

                                                        NUMBER OF CLASS C BENEFICIAL INTERESTS
                                                             AND PERCENTAGE OF OUTSTANDING
                                                             CLASS C BENEFICIAL INTERESTS
                                                               AS OF DECEMBER 31, 2003
                                                        --------------------------------------
                                                              BENEFICIAL           PERCENT
NAME OF OWNER OR IDENTITY OF GROUP                            OWNERSHIP            OF CLASS
----------------------------------                            ---------            --------
Robert W. Brown....................................                197                 *
Richard E. Bean....................................                  -                 -
Joe S. Greak.......................................                  -                 -
R. David Palmer....................................                  -                 -
C. Ivan Wilson.....................................                 15                 *

All Portfolio Committee members and
   executive officers as a group (5 persons).......                212                 *

------------
*  Less than 1%

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

Item 13.          Certain Relationships and Related Transactions.

                  None.

Item 14.          Controls and Procedures.

                  Under the supervision and with the supervision of the management of the Trust, including our principal executive officer and our principal financial officer, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on that evaluation, management of the Trust concluded that the disclosure controls and procedures of the Trust were effective. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                  (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended December 31, 2003.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           U.S. Bank National Association,
                                           as Trustee

Date: March 18, 2004                       /s/ Cauna Silva
                                           ---------------------------------
                                           Name: Cauna Silva
                                           Title: Vice President

                           Exhibit Index

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